Form 10-Q
period 1994-12-31
MRI BUSINESS PROPERTIES FUND LTD II
filed 1995-02-14
CIK 745289

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  December 31, 1994

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

                  Commission file number   0-14177

                 MRI Business Properties Fund, Ltd. II
        (Exact name of Registrant as specified in its charter)

          California                                   94-2935565
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia         30328
       (Address of principal executive office)              (Zip Code)

  Registrant's telephone number, including area code (404) 916-9090

                                 N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____    No_____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                               1 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets

                                                    December 31,    September 30,
                                                        1994            1994
                                                    (Unaudited)       (Audited)
Assets

Cash and cash equivalents                          $   7,974,000   $   9,346,000
Restricted cash                                          759,000       1,921,000
Accounts receivable and other assets                   4,119,000       4,835,000

Real Estate:
  Real estate                                        135,434,000     132,781,000
  Accumulated depreciation                           (54,641,000)    (53,454,000)
  Allowance for impairment of value                  (10,948,000)    (10,948,000)
                                                   -------------   -------------
  Real estate, net                                    69,845,000      68,379,000
                                                   -------------   -------------
Intangible assets                                      1,171,000       1,187,000
                                                   -------------   -------------
  Total assets                                     $  83,868,000   $  85,668,000
                                                   =============   =============
Liabilities and Partners' Equity

Accounts payable and other liabilities             $   2,978,000   $   4,039,000
Due to an affiliate of the joint venture partner          69,000          91,000
Due to unconsolidated joint venture                      422,000         338,000
Notes payable                                         56,196,000      56,814,000
                                                   -------------   -------------
  Total liabilities                                   59,665,000      61,282,000
                                                   -------------   -------------
Minority interest in joint venture                     2,731,000       2,630,000
                                                   -------------   -------------
Partners' Equity:
 General partners (deficit)                           (2,882,000)     (2,876,000)
 Limited partners' equity (91,083 assignee units
  outstanding at December 31, 1994 and September
  30, 1994)                                           24,354,000      24,632,000
                                                   -------------   -------------
  Total partners' equity                              21,472,000      21,756,000
                                                   -------------   -------------
  Total liabilities and partners' equity           $  83,868,000   $  85,668,000
                                                   =============   =============


                See notes to consolidated financial statements.

                                    2 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Consolidated Statements of Operations (Unaudited)

                                                     For the Three Months Ended
                                                    December 31,    December 31,
                                                        1994            1993
Revenues:

  Room revenue                                     $   8,661,000   $   8,024,000
  Food and beverage revenue                            4,907,000       4,772,000
  Other operating revenues                               790,000         668,000
  Interest                                               177,000          69,000
                                                   -------------   -------------
    Total revenues                                    14,535,000      13,533,000
                                                   -------------   -------------
Expenses:

  Room expenses                                        2,044,000       1,819,000
  Food and beverage expenses                           3,780,000       3,594,000
  Other operating expenses                             5,467,000       5,407,000
  Interest                                             2,019,000       1,430,000
  Depreciation and other amortization                  1,202,000       1,268,000
  Equity in unconsolidated joint venture's
   operations                                             84,000         107,000
  General and administrative                             122,000         105,000
                                                   -------------   -------------
    Total expenses                                    14,718,000      13,730,000
                                                   -------------   -------------
(Loss) before minority interest in joint venture's
   operations                                           (183,000)       (197,000)

Minority interest in joint venture's operations         (101,000)        (21,000)
                                                   -------------   -------------
Net (loss)                                         $    (284,000)  $    (218,000)
                                                   =============   =============
Net (loss) per limited partnership assignee unit   $          (3)  $          (2)
                                                   =============   =============

                See notes to consolidated financial statements.

                                    3 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994


Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
For the Three Months Ended December 31, 1994

                                      General          Limited         Total
                                     Partners'        Partners'       Partners'
                                     (Deficit)         Equity          Equity
Balance - October 1, 1994          $  (2,876,000)  $  24,632,000   $  21,756,000

  Net (loss)                              (6,000)       (278,000)       (284,000)
                                   -------------   -------------   -------------
Balance - December 31, 1994        $  (2,882,000)  $  24,354,000   $  21,472,000
                                   =============   =============   =============

                See notes to consolidated financial statements.

                                    4 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Three Months Ended
                                                    December 31,    December 31,
                                                        1994            1993
Operating Activities:
Net (loss)                                         $    (284,000)  $    (218,000)
Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                        1,331,000       1,337,000
  Mortgage costs                                        (211,000)       (122,000)
  Minority interest in joint venture's operations        101,000          21,000
  Equity in unconsolidated joint venture's
   operations                                             84,000         107,000
Changes in operating assets and liabilities:
  Accounts receivable and other assets                   866,000         222,000
  Accounts payable, other liabilities and due to
   an affiliate of the joint venture partner          (1,082,000)       (254,000)
                                                   -------------   -------------
Net cash provided by operating activities                805,000       1,093,000
                                                   -------------   -------------
Investing Activities:

Properties and improvements additions                 (2,653,000)       (413,000)
Settlement proceeds                                          -           102,000
Proceeds from cash investments                               -         3,166,000
Purchase of cash investments                                 -        (3,945,000)

Restricted cash                                        1,162,000        (110,000)
Unconsolidated joint venture contributions                   -          (150,000)
                                                   -------------   -------------
Net cash (used in) investing activities               (1,491,000)     (1,350,000)
                                                   -------------   -------------
Financing Activities:

Satisfaction of mortgages payable                    (19,874,000)            -
Proceeds from mortgage refinancing                    19,400,000             -
Notes payable principal payments                        (212,000)       (222,000)
                                                   -------------   -------------
Net cash (used in) financing activities                 (686,000)       (222,000)
                                                   -------------   -------------
Increase (Decrease) in Cash and Cash
 Equivalents                                          (1,372,000)       (479,000)

Cash and Cash Equivalents at Beginning of Period       9,346,000       4,063,000
                                                   -------------   -------------
Cash and Cash Equivalents at End of Period         $   7,974,000   $   3,584,000
                                                   =============   =============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period          $   1,906,000   $   1,246,000
                                                   =============   =============
Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:
  Equipment financed                               $         -     $     329,000
                                                   =============   =============

                See notes to consolidated financial statements.

                                    5 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the mortgage refinancing, as described in Note 3.

The results of operations for the three months ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

Affiliates of the Managing General Partner received reimbursements of administrative expenses amounting to $28,000 during the three months ended December 31, 1994. These reimbursements are primarily included in general and administrative expenses.

3.  Notes Payable

The Partnership's $650,000 renovation loan from Marriott on the Partnership's Somerset Marriott Hotel matured in January 1994. The Partnership has not repaid the loan and is negotiating with the lender to extend the loan. Although management is confident that this loan can be extended, if the Partnership is unable to extend the loan, the Partnership would have sufficient working capital reserves to satisfy the loan.

On December 21, 1994, the Partnership satisfied the renovation loan from Marriott on the Partnership's Marriott Riverwalk Hotel in the amount of $1,487,000 plus accrued interest of approximately $126,000. The loan was due to mature December 31, 1994.

The mortgages encumbering the Marriott Riverwalk Hotel were refinanced and consolidated on December 23, 1994 in the principal amount of $19,400,000. The loan requires monthly payments of approximately $185,000, bears interest at 9.85% and is being amortized over a twenty year period. The mortgage matures on January 1, 2002 at which time a balloon payment of approximately $16,319,000 will be due. A premium (prepayment penalty) is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs and fees of approximately $194,000 during the year ended September 30, 1994 and $211,000 during the quarter ended December 31, 1994, in connection with this refinancing. The Partnership also paid a $640,000 prepayment penalty which is included in interest expense.


Pursuant to a revised management agreement between the Partnership and Marriott Hotel Services, Inc., the Partnership has increased its replacement reserve escrow (from 5% of gross revenues) to 10% of gross revenues in 1995 and 1996, 9% of gross revenues in 1997, 7% of gross revenues in 1998 and 5% thereafter to be used for renovation costs.

                                    6 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of December 31, 1994 and September 30, 1994 and condensed statements of operations for the three months ended December 31, 1994 and 1993 of the unconsolidated joint venture:

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS

                                         December 31,   September 30,
                                             1994           1994
                                         (Unaudited)      (Audited)
Assets

Cash and cash equivalents               $     691,000   $     561,000
Restricted cash                               258,000         564,000
Accounts receivable and other assets        1,386,000       1,323,000

Real Estate:
  Real estate                              62,970,000      62,898,000
  Accumulated depreciation                (16,735,000)    (16,335,000)
  Allowance for impairment of value       (11,962,000)    (11,962,000)
                                        -------------   -------------
Real estate, net                           34,273,000      34,601,000
                                        -------------   -------------
  Total assets                          $  36,608,000   $  37,049,000
                                        =============   =============
Liabilities and Partners' Deficiency

Accounts payable and other liabilities  $   2,436,000   $   2,320,000
Due to affiliates                           1,872,000       2,095,000
Note payable                               34,000,000      34,000,000
                                        -------------   -------------
  Total liabilities                        38,308,000      38,415,000
                                        -------------   -------------
Minority interest in joint venture           (856,000)       (689,000)
                                        -------------   -------------
Partners' Deficiency:
 MRI BPF, LTD. II                            (422,000)       (338,000)

 MRI BPF, LTD. III                           (422,000)       (339,000)
                                        -------------   -------------
  Total partners' deficiency                 (844,000)       (677,000)
                                        -------------   -------------
  Total liabilities and partners'
   deficiency                           $  36,608,000   $  37,049,000
                                        =============   =============

                                    7 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Investment in Unconsolidated Joint Venture (Continued)

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  For the Three Months Ended
                                                  December 31,    December 31,
                                                      1994            1993
Revenues                                         $   4,871,000   $   5,128,000

Expenses                                             5,205,000       5,549,000
                                                 -------------   -------------
Loss before minority interest in joint
   venture operations                                 (334,000)       (421,000)

Minority interest in joint venture
   operations                                          167,000         208,000
                                                 -------------   -------------
Net loss                                         $    (167,000)  $    (213,000)
                                                 =============   =============
Allocation of net loss:
  MRI BPF, Ltd. II                               $     (84,000)  $    (107,000)
  MRI BPF, Ltd. III                                    (83,000)       (106,000)
                                                 -------------   -------------
  Net loss                                       $    (167,000)  $    (213,000)
                                                 =============   =============

The three months ended December 31, 1993 contained fourteen weeks.

                                    8 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels, including Registrant's interest in the unconsolidated joint venture. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. During the three months ended December 31, 1994, the Radisson South generated positive cash flow while the Marriott Riverwalk and the Somerset Marriott Hotel generated negative cash flow. The Holiday Inn Crowne Plaza, owned by the unconsolidated joint venture, experienced positive cash flow during such period. In total, Registrant experienced negative cash flow for the three months ended December 31, 1994. The Radisson South spent $407,000 of cash during the three months ended December 31, 1994 for guest room and other renovations. Management anticipates spending an additional $2,600,000 for room renovations at the Radisson South. Although not budgeted for fiscal year 1995, Registrant's Radisson South Hotel property may expend approximately $2,000,000 to $3,000,000 over the ensuing years performing various asbestos abatement programs. Guest room renovations continue at the Holiday Inn Crowne Plaza. To date, $72,000 has been spent and management anticipates spending an additional $900,000 to complete the renovations. The Marriott Riverwalk spent $1,692,000 and the Somerset Marriott spent $550,000 in guest room renovations. An additional $1,300,000 in guest room and other renovations are anticipated at the Marriott Riverwalk. All renovations will be funded by working capital and replacement reserves (restricted cash). To preserve working capital reserves, required for these renovations and provide resources for debt restructuring, cash distributions remained suspended during the first three months of fiscal year 1995. Cash distributions will be evaluated in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $1,372,000 decrease at December 31, 1994, as compared to September 30, 1994. Registrant's $805,000 of cash from operating activities was offset by $1,491,000 of investing activities and $686,000 of financing activities. Investing activities consisted of properties and improvements additions of $2,653,000 and a decrease in restricted cash of $1,162,000. The decrease in restricted cash is primarily the result of the lender releasing $823,000 of restricted cash relating to completed renovations on Registrant's Marriott Somerset property. Financing activities consisted of $19,874,000 of mortgage principal repayments and $212,000 of notes payable principal payments, which was partially offset by $19,400,000 of proceeds from the mortgage refinancing. Proceeds (before mortgage costs) of $374,000 were received from refinancing the mortgage encumbering Registrant's Riverwalk property. These proceeds are net of approximately $640,000 in prepayment penalty paid on the former mortgage. Mortgage costs of $211,000 paid during the three months ended December 31, 1994 and $194,000 paid in the prior year (operating activities) were incurred in connection with the refinancing. The new mortgage encumbering Registrant's Riverwalk property, requires monthly payments of $185,000 at 9.85% and is being amortized over a

                                    9 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

twenty year period. The mortgage matures on January 1, 2002 at which time a balloon of approximately $16,319,000 will be due. The former first mortgage accrued interest at 10.25% and was scheduled to mature on January 1, 2010. The former note also required an additional interest payment on specified levels of hotel gross operating income. Additional interest of $308,000 was paid for the fiscal year ended September 30, 1994. The second former mortgage accrued interest at 8.25% and was scheduled to mature on January 1, 2010. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

During the first quarter of fiscal 1995, DeForest Ventures I L.P. acquired 26,266 limited partnership units or 28.8% of total limited partnership units of Registrant. The purchase is not expected to have an impact on the operations or liquidity of Registrant.

Working capital reserves are primarily invested in money market accounts. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1995 and the foreseeable future. A $650,000 renovation loan from Marriott on Registrant's Somerset Marriott Hotel matured in January 1994. Registrant has not repaid the loan and is negotiating with the lender to extend the loan. If Registrant is unable to extend the loan, Registrant would have sufficient working capital reserves to satisfy the loan. On December 21, 1994, Registrant satisfied the renovation loan from Marriott on Registrant's Marriott Riverwalk Hotel in the amount of $1,437,000. The loan was due to mature December 31, 1994. Registrant has balloon payments of $14,278,000 due in December 1995 on the mortgages encumbering the Radisson South Hotel. Although management is confident that these mortgages can be replaced, there is no assurance that this will be accomplished, in which case, Registrant will be required to sell the property or risk losing its entire investment in the property. If the Radisson South is lost through foreclosure, Registrant would incur a loss of approximately $6,200,000. The mortgage encumbering the Holiday Inn Crowne Plaza, matures in July 1995. The mortgage agreement provides an option to extend the maturity date to June 1999. The new interest rate on the loan if extended will be approximately 12%. The Managing General Partner believes that each of the mortgages will be refinanced in an orderly fashion.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

                                   10 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Real Estate Market

The income and expenses of operating the properties owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by Registrant.

Results of Operations

Three Months Ended December 31, 1994 vs. December 31, 1993

Operating results, prior to the minority interest in joint venture's operations, improved by $14,000 for the three months ended December 31, 1994, as compared to 1993. The increase in revenues of $1,002,000 was partially offset by an increase in expenses of $988,000.

Revenues increased by $1,002,000 due to increases in room revenues of $637,000, food and beverage revenues of $135,000, other operating income of $122,000 and interest income of $108,000. The increase in room revenue was attributable to increases in both occupancy and rates at Registrant's Radisson South Hotel and Somerset Marriott which was only partially offset by a decrease in occupancy and rates at the Marriott Riverwalk. Food and beverage revenue increased due to an increase of $167,000 at Registrant's Radisson South Hotel, which was partially offset by decreases at Registrant's Marriott Riverwalk and Somerset Hotels. Other operating revenues increased primarily due to increases in telephone and miscellaneous income at all of Registrant's hotels. Interest income increased primarily due to an increase in average working capital reserves available for investment.

Expenses increased by $988,000 for the three months ended December 31, 1994, as compared to 1993, due to increases in room expenses of $225,000, food and beverage expenses of $186,000, other operating expenses of $60,000, interest expense of $589,000, and general and administrative expenses of $17,000, which were only partially offset by decreases in depreciation and amortization expense of $66,000 and equity in unconsolidated joint venture's operations of $23,000. The increase in room expenses is attributable to the increase in occupancy at Registrant's Radisson South and Somerset Hotels. Food and beverage expenses increased at Registrant's Radisson South hotel. Other operating expenses increased at Registrant's Radisson South Hotel, which was partially offset by decreases in other operating expenses at Registrant's Marriott Riverwalk and Somerset Marriott Hotels. Interest expense increased at Registrant's Marriott Riverwalk Hotel due to a prepayment penalty of $640,000

                                   11 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations (Continued)

on the former mortgage. General and administrative expenses increased primarily due to increased asset management costs and an increase in reimbursed expenses. Depreciation and amortization expense decreased due to a portion of Registrant's assets becoming fully depreciated in the prior year.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Three Months Ended December 31, 1994 vs. December 31, 1993

Operating results, remained relatively constant, during the thirteen week comparative period, due to increased occupancy and room rates which were offset by increased expenses.

Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                     MRI BUSINESS PROPERTIES FUND, LTD. II

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                    Average          Average
                                                   Occupancy        Daily Room
                                                    Rate (%)         Rate ($)
                                                  ------------    --------------
                                                  Three months     Three months
                                        Date         Ended           Ended
                                         of       December 31,     December 31,
Name and Location             Rooms   Purchase    1994   1993      1994    1993

- - - ---------------------------   -----   --------    ----   ----     ------  ------
Radisson South Hotel
Bloomington, Minnesota         575      11/84      67     60       75.76   71.93

Marriott Riverwalk Hotel
San Antonio, Texas             500      11/84      72     76      114.80  115.92

Somerset Marriott Hotel
Somerset County, New Jersey    434      09/85      67     60       86.28   85.21

Holiday Inn Crowne Plaza
Atlanta, Georgia (1)           492      03/86      71     68       89.20   87.53


(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. III, own a joint venture which has a 50 percent interest in this property.

                                   12 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Promissory Note dated December 21, 1994 by MRI Business Properties Fund, Ltd. II (the "Partnership") in favor of Connecticut General Life Insurance Company ("CIGNA") in the principal amount of $19,400,000.

     10.2 Deed of Trust, Security Agreement and Financing Statement, dated as of December 21, 1994, by the Partnership and John B. Stewart, trustee, for the benefit of CIGNA.

(b)  Reports on Form 8-K:

     On October 12, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale by National Property Investors, Inc. ("NPI"), the parent of NPI Equity Investments
     II, Inc., of one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In addition, the 8-K disclosed the acquisition by affiliates of Apollo and NPI of (I) the stock in the general partners of DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. ("DeForest II") and (ii) a limited partnership interest in DeForest and DeForest II.

                                   13 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MRI BUSINESS PROPERTIES FUND, LTD. II

                              By: MONTGOMERY REALTY COMPANY 84,
                                  A California General Partnership,
                                  its managing general partner

                              By: FOX REALTY INVESTORS,
                                  A California General Partnership,
                                  its managing general partner

                              By: NPI Equity Investments II, Inc.,
                                  A Florida Corporation,
                                  its managing partner


                              /s/ ARTHUR N. QUELER
                              ARTHUR N. QUELER
                              Executive Vice President, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

                                   14 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1994

                                 EXHIBIT INDEX

Exhibits                                                          Page No.
- - - --------                                                          --------

10.1   Promissory Note dated December 21, 1994 by MRI                20
       Business Properties Fund, Ltd. II (the "Partnership") in favor of Connecticut General Life Insurance
       Company ("CIGNA") in the principal amount of $19,400,000.

10.2   Deed of Trust, Security Agreement and Financing               33
       Statement, dated as of December 21, 1994, by the Partnership and John B. Stewart, trustee, for the benefit of CIGNA.

                                   15 of 15