Form 10-Q
period 1995-03-31
MRI BUSINESS PROPERTIES FUND LTD II
filed 1995-05-15
CIK 745289

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1995

                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                                      ------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                   .

     ------------------

                                    1 of 15

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                     March 31,     September 30,
                                                       1995            1994
                                                    (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $   5,472,000   $   9,346,000
Restricted cash                                         692,000       1,921,000
Accounts receivable and other assets                  4,966,000       4,835,000

Real Estate:
  Real estate                                       138,907,000     132,781,000
  Accumulated depreciation                          (56,221,000)    (53,454,000)
  Allowance for impairment of value                 (10,948,000)    (10,948,000)
                                                  --------------  --------------
  Real estate, net                                   71,738,000      68,379,000

Intangible assets                                     1,157,000       1,187,000
                                                  --------------  --------------
  Total assets                                    $  84,025,000   $  85,668,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Accounts payable and other liabilities            $   3,388,000   $   4,039,000
Due to an affiliate of the joint venture partner        174,000          91,000
Due to unconsolidated joint venture                     445,000         338,000
Notes payable                                        56,080,000      56,814,000
                                                  --------------  --------------
  Total liabilities                                  60,087,000      61,282,000
                                                  --------------  --------------
Minority interest in joint venture                    2,711,000       2,630,000

Partners' Equity:
 General partners' (deficit)                         (2,887,000)     (2,876,000)
 Limited partners' equity (91,083 assignee
  units outstanding at March 31, 1995 and
  September 30, 1994)                                24,114,000      24,632,000
                                                  --------------  --------------
  Total partners' equity                             21,227,000      21,756,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $  84,025,000   $  85,668,000
                                                  ==============  ==============

                See notes to consolidated financial statements.


                                    2 of 15

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Operations (Unaudited)

                                                  For the Six Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Room revenue                                    $  16,906,000   $  16,169,000
  Food and beverage revenue                           9,383,000       8,866,000
  Other operating revenues                            1,473,000       1,305,000
  Interest                                              223,000         152,000
                                                  --------------  --------------
    Total revenues                                   27,985,000      26,492,000
                                                  --------------  --------------
Expenses:

  Room expenses                                       4,023,000       3,550,000
  Food and beverage expenses                          7,178,000       6,702,000
  Other operating expenses                           10,624,000      10,866,000
  Interest                                            3,465,000       2,917,000
  Depreciation and amortization                       2,797,000       2,473,000
  Equity in unconsolidated joint venture's operation    107,000         152,000
  General and administrative                            239,000         219,000
                                                  --------------  --------------
    Total expenses                                   28,433,000      26,879,000
                                                  --------------  --------------
Loss before minority interest in joint venture's
 operation                                             (448,000)       (387,000)

Minority interest in joint venture's operations         (81,000)         60,000
                                                  --------------  --------------
Net loss                                          $    (529,000)  $    (327,000)
                                                  ==============  ==============
Net loss per limited partnership assignee unit    $          (6)  $          (4)
                                                  ==============  ==============

                 See notes to consolidated financial statements.

                                    3 of 15

       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995



Consolidated Statements of Operations (Unaudited)

                                                  For the Three Months Ended

                                                  March 31, 1995  March 31, 1994


Revenues:

  Room revenue                                    $   8,245,000   $   8,145,000
  Food and beverage revenue                           4,476,000       4,094,000
  Other operating revenues                              683,000         637,000
  Interest                                               46,000          83,000
                                                  --------------  --------------
    Total revenues                                   13,450,000      12,959,000
                                                  --------------  --------------
Expenses:

  Room expenses                                       1,979,000       1,731,000
  Food and beverage expenses                          3,398,000       3,108,000
  Other operating expenses                            5,157,000       5,459,000
  Interest                                            1,446,000       1,487,000
  Depreciation and amortization                       1,595,000       1,205,000
  Equity in unconsolidated joint venture's operation     23,000          45,000
  General and administrative                            117,000         114,000
                                                  --------------  --------------
    Total expenses                                   13,715,000      13,149,000
                                                  --------------  --------------
Loss before minority interest in
   joint venture's operations                          (265,000)       (190,000)

Minority interest in joint venture's operations          20,000          81,000
                                                  --------------  --------------
Net loss                                          $    (245,000)  $    (109,000)
                                                  ==============  ==============
Net loss per limited partnership assignee unit    $          (3)  $          (1)
                                                  ==============  ==============

                 See notes to consolidated financial statements.

                                    4 of 15

       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995



Consolidated Statements of Cash Flows (Unaudited)
                                                  For the Six Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net loss                                          $    (529,000)  $    (327,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                       3,014,000       2,611,000
  Minority interest in joint ventures' operations        81,000         (60,000)
  Equity in unconsolidated joint ventures' operation    107,000         152,000

  Financing costs paid                                 (211,000)         (8,000)
Changes in operating assets and liabilities:
  Accounts receivable and other assets                    2,000         (97,000)
  Accounts payable, other liabilities and
    due to an affiliate of the joint venture partner   (568,000)       (619,000)
                                                  --------------  --------------
Net cash provided by operating activities             1,896,000       1,652,000
                                                  --------------  --------------
Investing Activities:

Settlement proceeds                                         -           102,000
Properties and improvements additions                (6,126,000)       (952,000)
Restricted cash decrease (increase)                   1,229,000        (675,000)
Purchase of cash investments                                -        (4,444,000)
Proceeds from cash investments                              -         6,823,000
Unconsolidated joint venture contributions                  -          (150,000)
                                                  --------------  --------------
Net cash (used in) provided by investing activities  (4,897,000)        704,000
                                                  --------------  --------------
Financing Activities:

Satisfaction of mortgages payable                   (19,874,000)            -
Proceeds from mortgage financing                     19,400,000             -
Notes payable principal payments                       (399,000)       (431,000)
                                                  --------------  --------------
Net cash (used in) financing activities                (873,000)       (431,000)
                                                  --------------  --------------
(Decrease) Increase in Cash and Cash Equivalents     (3,874,000)      1,925,000

Cash and Cash Equivalents at Beginning of Period      9,346,000       4,063,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   5,472,000   $   5,988,000
                                                  ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $   3,094,000   $   2,537,000
                                                  ==============  ==============
Supplemental Disclosure of Non-Cash Investing and
   Financing Activities:
  Equipment financed                              $         -     $     329,000
                                                  ==============  ==============


                See notes to consolidated financial statements.

                                    5 of 15

       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

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

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $596,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the six and three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

Affiliates of MGP received reimbursement of administrative expenses amounting to $54,000 and $18,000 during the periods ending March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

Pursuant to a revised management agreement between the Partnership and Marriott Hotel Services, Inc., the Partnership has increased its replacement reserve escrow (from 5% of gross revenues) to 10% of gross revenues in 1995 and 1996, 9% of gross revenues in 1997, 7% of gross revenues in 1998 and 5% thereafter to be used for renovation costs.

3.  Notes Payable

The Partnership's $650,000 renovation loan from Marriott on the Partnership's Somerset Marriott Hotel matured in January 1994. The Partnership has not repaid the loan. If necessary the Partnership can satisfy the loan from working capital reserves.

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

                                    6 of 15


       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of March 31, 1995 and September 30, 1994 and condensed statements of operations for the six and the three months ended March 31, 1995 and 1994 of the unconsolidated joint venture:


                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS


                                                   March 31,      September 30,
                                                     1995             1994
                                                  (Unaudited)      (Audited)

Assets

Cash and cash equivalents                         $     938,000   $     561,000
Restricted cash                                         278,000         564,000
Accounts receivable and other assets                  1,634,000       1,323,000

Real Estate:
  Real estate                                        63,116,000      62,898,000
  Accumulated depreciation                          (17,135,000)    (16,335,000)
  Allowance for impairment of value                 (11,962,000)    (11,962,000)
                                                  --------------  --------------
Real estate, net                                     34,019,000      34,601,000
                                                  --------------  --------------
  Total assets                                    $  36,869,000   $  37,049,000
                                                  ==============  ==============
Liabilities and Partners' Deficiency

Accounts payable and other liabilities            $   2,786,000   $   2,320,000
Due to affiliates                                     1,878,000       2,095,000
Note payable                                         34,000,000      34,000,000
                                                  --------------  --------------
  Total liabilities                                  38,664,000      38,415,000
                                                  --------------  --------------
Minority interest in joint venture                     (904,000)       (689,000)

Partners' Deficiency:
 MRI BPF, LTD. II                                      (445,000)       (338,000)
 MRI BPF, LTD. III                                     (446,000)       (339,000)
                                                  --------------  --------------
  Total partners' deficiency                           (891,000)       (677,000)
                                                  --------------  --------------
  Total liabilities and partners' deficiency      $  36,869,000   $  37,049,000
                                                  ==============  ==============



                                    7 of 15

    MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Venture (Continued)


                 MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Six Months Ended
                                                  March 31, 1995  March 31, 1994

Revenues                                          $  10,122,000   $  10,152,000

Expenses                                             10,551,000      10,759,000
                                                  --------------  --------------
Loss before minority interest in joint
   venture's operations                                (429,000)       (607,000)

Minority interest in joint venture's
   operations                                           215,000         303,000
                                                  --------------  --------------
Net loss                                          $    (214,000)  $    (304,000)
                                                  ==============  ==============
Allocation of net loss:
  MRI BPF, Ltd. II                                $    (107,000)  $    (152,000)
  MRI BPF, LTD. III                                    (107,000)       (152,000)
                                                  --------------  --------------
  Net loss                                        $    (214,000)  $    (304,000)
                                                  ==============  ==============

The six months ended March 31, 1994 contained twenty seven weeks.

                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994

Revenues                                          $   5,251,000   $   5,024,000

Expenses                                              5,346,000       5,210,000
                                                  --------------  --------------
Loss before minority interest in joint
   venture's operations                                 (95,000)       (186,000)

Minority interest in joint venture's
   operations                                            48,000          95,000
                                                  --------------  --------------

Net loss                                          $     (47,000)  $     (91,000)
                                                  ==============  ==============
Allocation of net loss:
  MRI BPF, Ltd. II                                $     (23,000)  $     (45,000)
  MRI BPF, LTD. III                                     (24,000)        (46,000)
                                                  --------------  --------------
  Net loss                                        $     (47,000)  $     (91,000)
                                                  --------------  --------------

                                    8 of 15


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels, including Registrant's interest in the unconsolidated joint venture. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. During the six months ended March 31, 1995, the Radisson South generated positive cash flow while the Marriott Riverwalk and the Somerset Marriott Hotel generated negative cash flow due to significant property improvements. The Holiday Inn Crowne Plaza, owned by the unconsolidated joint venture, experienced positive cash flow during such period. Guest room renovations continue at the Holiday Inn Crowne Plaza. During the six months ended March 31, 1995, $218,000 was spent on room renovations. Management anticipates spending an additional $750,000 to complete the renovations. The renovations will be funded by working capital and replacement reserves (restricted cash). The Radisson South spent $854,000 of cash during the six months ended March 31, 1995 for guest room and other renovations. The Marriott Riverwalk spent $3,558,000 and the Somerset Marriott spent $1,714,000 in guest room and other renovations. Management does not anticipate additional room renovations during 1995 at any of Registrant's hotels. To preserve working capital reserves and provide resources for debt restructuring, cash distributions from operations remained suspended during the first six months of fiscal year 1995. Cash distributions will be evaluated in the near future. Registrant has signed letters of intent and is negotiating to sell its Marriott Riverwalk and Somerset hotels. It is anticipated that the Riverwalk sale will take place at the end of June 1995. Registrant is also marketing its Holiday Inn Crowne Plaza and Radisson South joint venture properties for sale. If all four hotels are sold, the Partnership will be terminated and all remaining proceeds, after payment of outstanding liabilities, will be distributed to partners.


The level of liquidity based upon cash and cash equivalents experienced a $3,874,000 decrease at March 31, 1995, as compared to September 30, 1994. Registrant's $1,896,000 of cash from operating activities was more than offset by $4,897,000 of investing activities and $873,000 of financing activities. Investing activities consisted of property improvements of $6,126,000 and a decrease in restricted cash of $1,229,000. The decrease in restricted cash is primarily the result of the lender releasing $823,000 of restricted cash relating to completed renovations on Registrant's Marriott Somerset property. Financing activities consisted of $19,874,000 paid in satisfaction of the mortgages encumbering Registrant's Marriott Riverwalk property, $399,000 of notes payable principal payments and proceeds of $19,400,000 from refinancing the mortgages encumbering Registrant's Riverwalk property. A prepayment premium of approximately $640,000 was paid to the former mortgagee. Mortgage costs of $211,000 (operating activities) paid during the six months ended March 31, 1995 and $194,000 paid in the prior year were incurred in connection with the refinancing. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.


                                    9 of 15

       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Working capital reserves are primarily invested in money market accounts. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1995 and the foreseeable future. A $650,000 renovation loan from Marriott on Registrant's Somerset Marriott Hotel matured in January 1994. Registrant has not repaid the loan. If necessary the Partnership can satisfy the loan from working capital reserves. Registrant has balloon payments of $14,278,000 due in December 1995 on the mortgages encumbering the Radisson South Hotel. Although management is confident that these mortgages can be replaced, there is no assurance that this will be accomplished, in which case, Registrant will be required to sell the property or risk losing its entire investment in the property. If the Radisson South is lost through foreclosure, Registrant would incur a loss of approximately $6,300,000. The mortgage encumbering the Holiday Inn Crowne Plaza, matures in July 1995. The mortgage agreement provides an option to extend the maturity date to June 1999. The new interest rate on the loan, if extended, will be approximately 12%. The Managing General Partner believes that each of the mortgages will be refinanced, if the properties are not sold, in an orderly fashion.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

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


                                   10 of 15

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


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

Results of Operations

Six Months Ended March 31, 1995 vs. March 31, 1994

Operating results, prior to the minority interest in joint venture's operations,

declined by $61,000 for the six months ended March 31, 1995, as compared to 1994. The increase in revenues of $1,493,000 was more than offset by an increase in expenses of $1,554,000.

Revenues increased by $1,493,000 due to increases in room revenues of $737,000, food and beverage revenues of $517,000, other operating revenues of $168,000 and interest income of $71,000. The increase in room revenue was attributable to increases in both occupancy and rates at Registrant's Radisson South and Somerset Marriott hotels, which was only partially offset by a decrease in occupancy at the Marriott Riverwalk Hotel. Food and beverage revenue increased at all of Registrant's hotels. Other operating revenues improved primarily due to increases in telephone and miscellaneous income at Registrant's Radisson South Hotel, which was only partially offset by a decrease in telephone revenue at the Marriott Riverwalk Hotel. Interest income increased primarily due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses increased by $1,554,000 for the six months ended March 31, 1995, as compared to 1994, due to increases in room expenses of $473,000, food and beverage expenses of $476,000, depreciation and amortization expense of $324,000, interest expense of $548,000 and general and administrative expenses of $20,000, which were only partially offset by decreases in other operating expenses of $242,000 and equity in unconsolidated joint venture's operations of $45,000.

The increase in room expenses is attributable to the increased occupancy at Registrant's Radisson South and Somerset Hotels. Food and beverage expenses increased at Registrant's Radisson South and Marriott Riverwalk hotels. Depreciation and amortization expense increased due to property and improvement



                                   11 of 15

        MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Six Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

additions. Other operating expenses decreased at Registrant's Marriott Riverwalk and Somerset Marriott Hotel, while increasing at Registrant's Radisson South Hotel. The decrease in operating expenses was primarily attributable to a decrease in occupancy and management incentive fees at Registrant's Marriott Riverwalk Hotel. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Interest expense increased due to the prepayment premium of $640,000 on the former mortgage encumbering Registrant's Marriott Riverwalk Hotel, which was partially offset due to the satisfaction of the renovation loan from Marriott on Registrant's Marriott Riverwalk Hotel in December 1994, coupled with the amortization of the mortgage principal balances. General and administrative expenses increased primarily due to increased asset management costs and reimbursed expenses.


Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture operations, declined by $75,000 during the three months ended March 31, 1995, as compared to 1994. Revenues increased by $491,000 and expenses increased by $566,000.

Revenues increased by $491,000 due to increases in room revenues of $100,000, food and beverage revenues of $382,000 and other operating revenues of $46,000, which were only partially offset by a decrease in interest income of $37,000. Room revenues increased primarily due to an increase in occupancy at Registrant's Somerset Marriott, coupled with an increase in rates at all of Registrant's hotels, which was only partially offset by a decrease in occupancy at Registrant's Marriott Riverwalk and Radisson South hotels. Food and beverage revenue increased at all of Registrant's hotels. Other operating revenues improved primarily due to an increase in miscellaneous revenue at Registrant's Radisson South Hotel, which was only partially offset by a decrease in telephone revenue at Registrant's Marriott Riverwalk Hotel. Interest income decreased primarily due to a decrease in average working capital reserves available for investment.

Expenses increased by $566,000 due to increases in room expenses of $248,000, food and beverage expenses of $290,000, depreciation and amortization expenses of $390,000 and general and administrative expenses of $3,000, which were only partially offset by decreases in other operating expenses of $302,000, interest expense of $41,000 and equity in unconsolidated joint venture operations of $22,000.

Room expenses increased at all of Registrant's hotels with the largest increase at the Radisson South Hotel. Food and beverage expenses increased at Registrant's Marriott Riverwalk and Radisson South hotels while remaining constant at the Somerset Marriott Hotel. Depreciation and amortization expenses increased due to significant property and improvement additions during 1995. Interest expense decreased due to the satisfaction of the renovation loan from Marriott in December 1994 on Registrant's Marriott Riverwalk Hotel. Other operating expenses decreased at Registrant's Marriott Riverwalk and Radisson South hotels, which were only partially offset by an increase at Registrant's Somerset Marriott Hotel. The decline in operating expenses was primarily attributable to a decrease in occupancy and management incentive fees at Registrant's Marriott Riverwalk Hotel. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. General and administrative expenses remained relatively constant.

                                   12 of 15

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Unconsolidated Joint Venture Operations (MRI BPF Combined Fund No. 1)


Six Months Ended March 31, 1995 vs. March 31, 1994

Operating results, prior to minority interest, improved by $178,000 for the six months ended March 31, 1995, as compared to 1994, due to a decrease in expenses which was partially offset by a decrease in revenues.

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, prior to minority interest, improved by $91,000 for the three months ended March 31, 1995, as compared to 1994, due to the increase in revenues partially offset by an increase in expenses. The increase in revenue is primarily attributable to higher average room rates.

Properties

A description of the hotel properties in which Registrant has an ownership interest, together with occupancy and room rate data, follows:

                MRI BUSINESS PROPERTIES FUND, LTD. II

                   OCCUPANCY AND ROOM RATE SUMMARY

                                                             Average                                 Average
                                                         Occupancy Rate (%)                    Daily Room Rate ($)
                                                   -----------------------------        -------------------------------
                                                   Six Months       Three Months        Six Months         Three Months
                                        Date         Ended             Ended               Ended               Ended
                                         of        March 31,          March 31,           March 31,           March 31,
Name and Location             Rooms   Purchase   1995     1994     1995      1994      1995      1994      1995      1994
- -----------------             -----   --------   ----     ----     ----      ----      ----      ----      ----      ----
Radisson South Hotel
Bloomington, Minnesota         575     11/84      64       62       61        63       74.91     72.22     74.05     72.53

Marriott Riverwalk Hotel
San Antonio, Texas             500     11/84      72       79       73        81      118.36    116.53    121.91    117.13

Somerset Marriott Hotel
Somerset County, New Jersey    434     09/85      68       61       68        62       87.34     85.77     88.40     86.32

Holiday Inn Crowne Plaza
Atlanta, Georgia (1)           492     03/86      73       72       75        76       95.85     89.78    102.50     92.03


(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. III, own a joint venture which has a 50 percent interest in this property.



                               13 of 15


   MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions
would be dismissed with prejudice and/or released.   In consideration for the
dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed for the three months ended March 31, 1995.


                               14 of 15

  MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - MARCH 31, 1995


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MRI BUSINESS PROPERTIES FUND, LTD. II

                              By: MONTGOMERY REALTY COMPANY 84,
                                  its Managing General Partner

                              By: FOX REALTY INVESTORS,
                                  its Managing General Partner

                              By: NPI Equity Investments II, Inc.,
                                  its Managing Partner




                              -------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   15 of 15