Form 10-Q
period 1995-06-30
MRI BUSINESS PROPERTIES FUND LTD II
filed 1995-08-11
CIK 745289

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________to __________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____               No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                               1 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.



Consolidated Balance Sheets
                                                       June 30,      September 30,
                                                        1995            1994
                                                      (Unaudited)     (Audited)
Assets

Cash and cash equivalents                            $  36,525,000    $   9,346,000
Restricted cash                                                 --        1,921,000
Accounts receivable and other assets                     3,135,000        4,835,000

Real Estate:
 Real estate                                            91,663,000      132,781,000
 Accumulated depreciation                              (36,665,000)     (53,454,000)
 Allowance for impairment of value                     (10,948,000)     (10,948,000)
                                                     -------------    -------------
 Real estate, net                                       44,050,000       68,379,000
                                                     -------------    -------------
Intangible assets                                           42,000        1,187,000
                                                     -------------    -------------
 Total assets                                        $  83,752,000    $  85,668,000
                                                     =============    =============

Liabilities and Partners' Equity

Accounts payable and other liabilities               $   2,671,000    $   4,039,000
Due to an affiliate of the joint venture partner           160,000           91,000
Due to unconsolidated joint venture                        261,000          338,000
Notes payable                                           36,682,000       56,814,000
                                                     -------------    -------------
 Total liabilities                                      39,774,000       61,282,000
                                                     -------------    -------------
Minority interest in joint venture                       2,767,000        2,630,000
                                                     -------------    -------------
Commitments and Contingencies

Partners' Equity:


General partners' (deficit)                                660,000       (2,876,000)
Limited partners' equity (91,083 units outstanding
  at June 30, 1995 and September 30, 1994)              40,551,000       24,632,000
                                                     -------------    -------------
 Total partners' equity                                 41,211,000       21,756,000
                                                     -------------    -------------
 Total liabilities and partners' equity              $  83,752,000    $  85,668,000
                                                     =============    =============


               See notes to consolidated financial statements.

                                   2 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

Consolidated Statements of Operations (Unaudited)


                                                             For the Nine Months Ended
                                                           June 30, 1995   June 30, 1994
Revenues:
 Room revenue                                               $ 26,998,000    $ 25,301,000
 Food and beverage revenue                                    14,235,000      12,912,000
 Other operating revenues                                      2,307,000       2,123,000
 Interest                                                        348,000         254,000
 Gain on sale of property                                     18,497,000              --
                                                            ------------    ------------
  Total revenues                                              62,385,000      40,590,000
                                                            ------------    ------------
Expenses:

 Room expenses                                                 6,081,000       5,500,000
 Food and beverage expenses                                   10,775,000       9,776,000
 Other operating expenses                                     16,467,000      16,591,000
 Interest                                                      4,861,000       4,487,000
 Depreciation and amortization                                 4,160,000       3,681,000
 Loss in unconsolidated joint venture's operations                93,000         262,000
 General and administrative                                      356,000         341,000
                                                            ------------    ------------
  Total expenses                                              42,793,000      40,638,000
                                                            ------------    ------------
Income (loss) before minority interest in joint venture's
   operations                                                 19,592,000         (48,000)
Minority interest in joint venture's operations                 (137,000)         54,000
                                                            ------------    ------------
Net income                                                  $ 19,455,000    $      6,000
                                                           =============   =============
Net income per limited partnership assignee unit            $        175            --
                                                            ============   =============





               See notes to consolidated financial statements.

                                   3 of 16

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Operations (Unaudited)

                                             For the Three Months Ended
                                           June 30, 1995   June 30, 1994
Revenues:

 Room revenue                               $ 10,092,000    $  9,132,000
 Food and beverage revenue                     4,852,000       4,046,000
 Other operating revenues                        834,000         818,000
 Interest                                        125,000         102,000
 Equity in unconsolidated joint venture's
   operation                                      14,000              --
 Gain on sale of property                     18,497,000              --
                                            ------------    ------------
  Total revenues                              34,414,000      14,098,000
                                            ------------    ------------

Expenses:

 Room expenses                                 2,058,000       1,950,000
 Food and beverage expenses                    3,597,000       3,074,000
 Other operating expenses                      5,843,000       5,725,000
 Interest                                      1,396,000       1,570,000
 Depreciation and amortization                 1,363,000       1,208,000
 Loss in unconsolidated joint venture's
   operations                                         --         110,000
 General and administrative                      117,000         122,000
                                            ------------     -----------

  Total expenses                              14,374,000      13,759,000
                                            ------------     -----------

Income before minority interest in joint
   venture's operations                       20,040,000         339,000

Minority interest in joint venture's
  operations                                     (56,000)         (6,000)
                                            -------------   ------------

Net income                                  $ 19,984,000    $    333,000
                                            =============   ============
Net income per limited partnership
   assignee unit                            $        181    $          4
                                            ============    ============



               See notes to consolidated financial statements.

                                   4 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                       For the Nine Months Ended
                                                      June 30, 1995   June 30, 1994
Operating Activities:
Net income                                             $ 19,455,000    $      6,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                            4,464,000       3,890,000
 Minority interest in joint venture's operations            137,000         (54,000)
 Equity in unconsolidated joint venture's operations         93,000         262,000
 Financing costs paid                                      (211,000)         (8,000)
 Gain on sale of property                               (18,497,000)             --
Changes in operating assets and liabilities:
 Accounts receivable and other assets                    (1,014,000)       (217,000)
 Accounts payable, other liabilities and due
    to an affiliate of the joint venture partner           (434,000)        284,000
                                                       -------------   ------------
Net cash provided by operating activities                 3,993,000       4,163,000
                                                       -------------   ------------
Investing Activities:

Proceeds from sale of property                           30,000,000             --
Unconsolidated joint venture contributions                 (170,000)       (150,000)
Properties and improvements additions                    (7,034,000)     (2,330,000)
Settlement proceeds                                              --         102,000
Restricted cash decrease (increase)                       1,465,000      (1,328,000)
Purchase of cash investments                                     --      (4,444,000)
Proceeds from cash investments                                   --       9,581,000
                                                       -------------   ------------
Net cash provided by investing activities                24,261,000       1,431,000
                                                       -------------   ------------
Financing Activities:

Satisfaction of mortgages payable                       (19,874,000)             --
Proceeds from mortgage refinancing                       19,400,000              --
Notes payable principal payments                           (601,000)       (631,000)
                                                       -------------   ------------
Net cash (used in) financing activities                  (1,075,000)       (631,000)
                                                       -------------   ------------
Increase in Cash and Cash Equivalents                    27,179,000       4,963,000


Cash and Cash Equivalents at Beginning of Period          9,346,000       4,063,000
                                                       -------------   ------------
Cash and Cash Equivalents at End of Period             $ 36,525,000    $  9,026,000
                                                       =============   ============
Supplemental Disclosure of Cash Flow Information:
    Interest paid in cash during the period            $  4,399,000    $  4,010,000
                                                       =============   ============
Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:
    Equipment financed                                           --    $    329,000
                                                       =============   ============

Sale of property and assumption of debt in 1995 - See Note 3



                See notes to consolidated financial statements.

                                    5 of 16



  MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

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

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the gain on sale.

    At June 30, 1995, the Partnership had $29,964,000 invested in a short-term U.S. Treasury obligations and approximately $2,751,000 invested in overnight repurchase agreements, both earning approximately 6% per annum.

    The results of operations for the nine and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    Affiliates of MGP received reimbursement of administrative expenses amounting to $78,000 and $52,000 during the periods ending June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Gain on Sale of Property

    On June 16, 1995, the Partnership's Marriott Riverwalk (San Antonio, Texas) property was sold to an unaffiliated third party for $49,268,000. The sale proceeds were comprised of cash of $30,000,000 and the mortgage note of $19,268,000, which was assumed by the buyer. The note in the amount of $18,387,000 had been refinanced by the Partnership in December, 1994. At the date of the sale, the net carrying value of the property was $28,390,000 and net assets of approximately $2,115,000 were taken over by the purchaser. The sale resulted in a gain of approximately $18,497,000, which includes accrued selling expenses of approximately $266,000.

4.  Notes Payable

    The Partnership's unconsolidated joint venture's (the Holiday Inn Crowne Plaza) mortgage payable in the amount of $34,000,000 was due to mature in July 1995. On June 28, 1995, the Partnership obtained a six month extension of the due date to December 29, 1995. The loan requires monthly payments of interest only at 12.29% commencing August 1, 1995.

    The Partnership's $650,000 renovation loan from Marriott on the Partnership's Somerset Marriott Hotel matured in January 1994. The Partnership has not repaid the loan. If necessary the Partnership can satisfy the loan from working capital reserves.




                                   6 of 16

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Notes Payable (Continued)

    On December 21, 1994, the Partnership satisfied the renovation loan from Marriott on the Partnership's Marriott Riverwalk Hotel in the amount of $1,487,000 plus accrued interest of approximately $126,000. The loan was due to mature on December 31, 1994.

5.  Contract for Sale of Property

    On June 23, 1995, the Partnership entered into a contract with an unaffiliated third party to sell the Somerset Marriott property (Somerset, New Jersey) for $25,000,000. If the hotel is sold, the Partnership would receive net proceeds of approximately $2,400,000 and recognize a gain on the sale.


6.  Subsequent Events

    As of July 7, 1995, the Combined Fund, a joint venture in which the Partnership has a 50% interest, entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provides that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. If the property is not sold by January 31, 1996, the joint venture partner is obligated to purchase the joint venture interest of the Combined Fund for $5,000,000. The Partnership anticipates that it will recognize net proceeds of approximately $2,500,000 and a gain on disposition of approximately $2,700,000 for financial statement purposes on the transaction.

    On July 26, 1995, the Partnership distributed $32,334,000 to the limited partners ($355 per limited partnership unit) and $660,000 to the general partners. The distributions were made from sale proceeds of $30,000,000 and working capital reserves of approximately $3,000,000.

7.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 339 limited partnership units of the Partnership.


                                   7 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Investment in Unconsolidated Joint Venture

     The following are the condensed balance sheets as of June 30, 1995 and September 30, 1994 and condensed statements of operations for the nine and the three months ended June 30, 1995 and 1994 of the unconsolidated joint venture:

                 MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                          CONDENSED BALANCE SHEETS

                                           June 30,      September 30,
                                              1995            1994
                                          (Unaudited)      (Audited)
Assets

Cash and cash equivalents                $  1,010,000    $    561,000

Restricted cash                               790,000         564,000
Accounts receivable and other assets        2,230,000       1,323,000

Real Estate:
 Real estate                               63,293,000      62,898,000
 Accumulated depreciation                 (17,535,000)    (16,335,000)
 Allowance for impairment of value        (11,962,000)    (11,962,000)
                                          -----------    ------------
Real estate, net                           33,796,000      34,601,000
                                          -----------    ------------
 Total assets                            $ 37,826,000    $ 37,049,000
                                          ===========    ============
Liabilities and Partners' Deficiency

Accounts payable and other liabilities   $  3,000,000    $  2,320,000
Due to affiliates                           1,884,000       2,095,000
Note payable                               34,000,000      34,000,000
                                          -----------    ------------
 Total liabilities                         38,884,000      38,415,000
                                          -----------    ------------
Minority interest in joint venture           (535,000)       (689,000)
                                          -----------    ------------
Commitments and Contingencies

Partners' Deficiency:
 MRI BPF, LTD. II                            (261,000)       (338,000)
 MRI BPF, LTD. III                           (262,000)       (339,000)
                                          -----------    ------------
 Total partners' deficiency                  (523,000)       (677,000)
                                          -----------    ------------
 Total liabilities and partners'
   deficiency                            $ 37,826,000    $ 37,049,000
                                          ===========    ============


                                    8 of 16


       MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Investment in Unconsolidated Joint Venture (Continued)


              MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            For the Nine Months Ended
                                          June 30, 1995   June 30, 1994


Revenues                                   $ 15,730,000    $ 15,096,000

Expenses                                     16,102,000      16,144,000
                                          -------------    ------------
(Loss) before minority interest in joint
   venture operations                          (372,000)     (1,048,000)

Minority interest in joint venture
   operations                                   186,000         524,000
                                          -------------    ------------
Net (loss)                                 $   (186,000)   $   (524,000)
                                          =============    ============
Allocation of net loss:
 MRI BPF, Ltd. II                          $    (93,000)   $   (262,000)
 MRI BPF, Ltd. III                              (93,000)       (262,000)
                                          -------------    ------------
 Net (loss)                                $   (186,000)   $   (524,000)
                                          =============    ============


                                           For the Three Months Ended
                                          June 30, 1995  June 30, 1995

Revenues                                     $ 5,608,000    $ 4,944,000

Expenses                                       5,551,000      5,385,000
                                          -------------    ------------
Income (loss) before minority interest
  in joint venture operations                     57,000       (441,000)

Minority interest in joint venture
   operations                                    (29,000)       221,000
                                          -------------    ------------
Net income (loss)                            $    28,000    $  (220,000)
                                          =============    ============
Allocation of net income (loss):
 MRI BPF, Ltd. II                            $    14,000    $  (110,000)
 MRI BPF, Ltd. III                                14,000       (110,000)
                                          -------------    ------------
 Net income (loss)                           $    28,000    $  (220,000)
                                          =============    ============


                                   9 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.


Liquidity and Capital Resources

Registrant's two remaining properties are hotels, the Radisson South located in Minneapolis, Minnesota and the Somerset Marriott located in Somerset, New Jersey. In addition, Registrant has an interest in an unconsolidated joint venture, the Holiday Inn Crowne Plaza, located in Atlanta, Georgia. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant's Marriott Riverwalk Hotel was sold on June 16, 1995. As of August 1, 1995 one of the original three properties purchased by the Registrant were sold.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales of properties as its primary sources of liquidity. During the nine months ended June 30, 1995, the Radisson South generated positive cash flow while the Somerset Marriott Hotel generated negative cash flow due to significant property improvements. The Holiday Inn Crowne Plaza, owned by the unconsolidated joint venture, experienced positive cash flow during such period. During the nine months ended June 30, 1995, $7,034,000 was spent on guest room and other renovations. Registrant spent $1,337,000 at the Radisson South, $3,838,000 at the Marriott Riverwalk and $1,859,000 at the Somerset Marriott. Management does not anticipate significant additional room renovations during 1995 at any of Registrant's hotels. Registrant distributed $32,334,465 to the limited partners ($355 per limited partnership unit) and $659,887 to the General Partners on July 26, 1995. The distributions were made from sale proceeds of $30,000,000, and working capital reserves of approximately $3,000,000.

On June 23, 1995, Registrant signed a contract to sell its Somerset Marriott hotel. If thehotel is sold, Registrant would receive net proceeds of approximately $2,400,000 and recognize a gain on the sale. As described in Item 1, Note 6, pursuant to an agreement, Registrant's interest in the Holiday Inn Crowne Plaza will be sold or otherwise disposed of by January 31, 1996. Registrant anticipates that it will receive net proceeds of approximately $2,500,000 on the transaction. Registrant is also marketing its Radisson South joint venture property for sale. If all the remaining hotels are sold, the Partnership will be terminated and all remaining proceeds, after payment of outstanding liabilities, will be distributed to partners.

The level of liquidity based upon cash and cash equivalents experienced a $27,179,000 increase at June 30, 1995, as compared to September 30, 1994, due to the receipt of sale proceeds of $30,000,000 from the sale of Registrant's Marriott Riverwalk property. Registrant's $3,993,000 of cash from operating activities and $24,261,000 of net cash from investing activities was partially offset by $1,075,000 of net cash used in financing activities. Investing activities consisted of net sale proceeds of $30,000,000 and a decrease in restricted cash of $1,465,000, which were partially offset by property improvements of $7,034,000 and $170,000 of contributions to unconsolidated joint venture. The decrease in restricted cash is primarily the result of the lender releasing $823,000 of restricted cash relating to completed renovations at Registrant's Marriott Somerset property. Financing activities consisted of $19,874,000 paid in satisfaction of the mortgages encumbering Registrant's Marriott Riverwalk property, $601,000 of notes payable principal payments and proceeds of $19,400,000 from refinancing the mortgages


                                  10 of 16

      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

encumbering Registrant's Marriott Riverwalk property. A prepayment premium of approximately $640,000 was paid to the former mortgagee. Mortgage costs of $211,000 (operating activities) paid during the nine months ended June 30, 1995 and $194,000 paid in the prior year were incurred in connection with the refinancing. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are primarily invested in United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1995 and the foreseeable future. A $650,000 renovation loan from Marriott on Registrant's Somerset Marriott Hotel matured in January 1994. Registrant has not repaid the loan. If necessary the Partnership can satisfy the loan from working capital reserves. Registrant has balloon payments of $14,278,000 due in December 1995 on the mortgages encumbering the Radisson South Hotel. Although management is confident that these mortgages can be replaced or the properties sold, there is no assurance that this will be accomplished, in which case, Registrant will risk losing its entire investment in the property. If the Radisson South is lost through foreclosure, Registrant would incur a loss of approximately $6,600,000. The Managing General Partner, however, anticipates selling the Radisson South before the maturity date of the mortgage. The mortgage payable in the amount of $34,000,000 encumbering the Holiday Inn Crowne Plaza, was due to mature in July 1995. Registrant obtained a six month extension of the due date to December 29, 1995. The loan requires monthly payments of interest only at 12.29%, commencing August 1, 1995. The Managing General Partner, however, anticipates selling the hotel on or before the maturity date. The Managing General Partner believes that each of the mortgages will be refinanced, if the properties are not sold, in an orderly fashion.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 339 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 29.2% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

                                  11 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


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

Results of Operations

Nine Months Ended June 30, 1995 vs. June 30, 1994

Operating results, prior to minority interest in joint venture's operations, improved by $19,640,000 for the nine months ended June 30, 1995, as compared to 1994. Operating results improved primarily due to the $18,497,000 gain on the sale of Registrant's Marriott Riverwalk Hotel.

Revenues increased by $21,795,000 for the nine months ended June 30, 1995, as compared to 1994, due to the previously mentioned sale. With respect to the remaining properties, revenues increased by $3,094,000 due to an increase in room revenues of $1,788,000, food and beverage revenues of $1,114,000 and other operating revenues of $192,000. The increase in room revenues was attributable to increases in both occupancy and room rates at Registrant's remaining properties. Food and beverage revenue and other operating revenues increased at all of Registrant's remaining properties. Interest income increased due to the receipt of net sale proceeds of $30,000,000 from sale of Registrant's Marriott Riverwalk Hotel on June 16, 1995 and the timing of interest accruals.

Expenses increased by $2,155,000 for the nine months ended June 30, 1995, as compared to 1994. With respect to the remaining properties, expenses increased by $1,445,000 due to increases in room expenses of $520,000, food and beverage expenses of $763,000, other operating expenses of $89,000, interest expense of $88,000 and depreciation expense of $154,000, which were partially offset by a decrease in loss from unconsolidated joint venture's operations of $169,000.

The increase in room expenses is attributable to the increased occupancy at Registrant's remaining properties. Food and beverage expenses increased at both Registrant's remaining properties. Depreciation and amortization expense increased due to guest room and other renovations at both of Registrant's remaining properties. The loss from Registrant's unconsolidated joint venture's property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Other operating expenses and interest expense remained relatively constant. General and administrative expenses increased by $15,000, due to higher reimbursed expenses.



                                  12 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint venture's operations, improved by $19,701,000 for the three months ended June 30, 1995, as compared to 1994. Operating results improved primarily due to the $18,497,000 gain on sale of Registrant's Marriott Riverwalk Hotel. The increase in revenues of $20,316,000 was partially offset by increase in expenses of $615,000.

With respect to the remaining properties (not including equity from the unconsolidated joint venture operations), revenues increased by $1,293,000 due to an increase in room revenues of $585,000, food and beverage revenues of $702,000 and other operating income of $6,000. Room revenues increased primarily due to an increase in rates at Registrant's remaining properties. Occupancy increased at Registrant's Radisson South Hotel but declined at

Registrant's Somerset Marriott Hotel. Food and beverage revenue increased at both of Registrant's remaining properties. Other operating revenues remained relatively constant. Interest income increased due to the receipt of net sale proceeds of $30,000,000 from sale of Registrant's Marriott Riverwalk Hotel on June 16, 1995. Equity from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) improved due to improved operations at the hotel.

With respect to the remaining properties (not including the loss in unconsolidated joint venture operations), expenses increased by $680,000 due to increases in room expenses of $118,000, food and beverage expenses of $505,000, other operating expenses of $40,000, interest expense of $14,000 and depreciation expense of $3,000.

Room expenses increased at both of Registrant's remaining properties, with the largest increase at the Radisson South Hotel, primarily due to increased occupancy. Food and beverage expenses increased at both Registrant's remaining properties. Other operating expenses and interest expense remained relatively constant. Depreciation expense remained constant due to a portion of Registrant's assets becoming fully depreciated, which was offset by guest room and other renovations at both of Registrant's remaining properties. In addition, general and administrative expenses remained relatively constant.

Unconsolidated Joint Venture Operations (MRI BPF Combined Fund No. 1)

Nine Months Ended June 30, 1995 vs. June 30, 1994

Operating results, prior to the minority interest, improved by $676,000 for the nine months ended June 30, 1995, as compared to 1994, due to increases in revenues and decreases in expenses. The increase in revenue is attributable to higher average room rates.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results, prior to minority interest, improved by $498,000 for the three months ended June 30, 1995, due to an increase in revenues which was partially offset by an increase in expenses. The increase in revenue is attributable to higher average room rates, which was partially offset by a decline in occupancy.


                                  13 of 16


      MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                MRI BUSINESS PROPERTIES FUND, LTD. II

                   OCCUPANCY AND ROOM RATE SUMMARY

                                                             Average                             Average
                                                         Occupancy Rate (%)                  Daily Room Rate ($)
                                                   ------------------------------      -----------------------------
                                                    Nine Months       Three Months      Nine Months     Three Months
                                         Date          Ended             Ended             Ended           Ended
                                          of          June 30,          June 30,          June 30,         June 30,
Name and Location              Rooms   Purchase   1995      1994      1995    1994     1995     1994     1995     1994
- -----------------              -----   --------   ----      ----      ----    ----     ----     ----     ----     ----
Radisson South Hotel
Bloomington, Minnesota          575     11/84      67        64         73     68      75.58    71.80     76.93   70.94

Marriott Riverwalk Hotel
San Antonio, Texas (2)          500     11/84      76        81         82     85     122.29   117.68    130.15  119.99

Somerset Marriott Hotel
Somerset County, New Jersey     434     09/85      70        67         76     80      88.30    84.79     89.69   82.85

Holiday Inn Crowne Plaza
Atlanta, Georgia (1)            492     03/86      75        75        78     80       96.78     89.05     98.65   87.60


(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. III, (jointly the "Combined Fund"), own a joint venture which has a 50 percent interest in this property.

(2) The property was sold on June 16, 1995. Average occupancy and average daily room rates are through the date of sale.


                               14 of 16


  MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION

Item 1.  Litigation

       Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

       Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division,

       Case No. 1-94-CV-2983-JEC.

       Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

       James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

       On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."


Item 6.  Exhibits and Reports on Form 8-K.

       On June 28, 1995 a current report on Form 8-K was filed with Securities and Exchange Commission to provide for the sale of Registrant's Marriott Riverwalk property. No other reports on Form 8-K were filed during the period covered by this report.



                               15 of 16


   MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - JUNE 30, 1995


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

                              By: NPI Equity Investments II, Inc.,
                                  its Managing Partner




                              /S/ ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               16 of 16