Form 10-K
period 1995-09-30
MRI BUSINESS PROPERTIES FUND LTD II
filed 1995-12-29
CIK 745289

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___      EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1995, or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___      EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission file number 0-14177

                     MRI BUSINESS PROPERTIES FUND, LTD. II
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                               94-2935565
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

               5665 Northside Drive, N.W.
                  Atlanta, Georgia                             30328
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:           (770) 916-9090

Securities registered pursuant to Section 12(b) of the Act:
                             None

Securities registered pursuant to Section 12(g) of the Act:
                     Limited Partnership Units

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of Registrant dated October 19, 1984, as thereafter supplemented incorporated in Parts I, III and IV.
  ===========================================================================

                     MRI BUSINESS PROPERTIES FUND, LTD. II
                            (A limited partnership)

                                     PART I

Item 1.  Business.

      MRI Business Properties Fund, Ltd. II ("Registrant") was organized in 1984 as a California limited partnership under the California Uniform Limited Partnership Act. The managing general partner of Registrant is Montgomery Realty Company-84, a California general partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the managing general partner and Montgomery Realty Corporation, a California corporation, and Montgomery Partners-84, a California general partnership, are the co-general partners. The associate general partner of Registrant is MRI Associates, Ltd. II, a California limited partnership, of which Fox Realty Investors is the general partner, and Two Broadway Associates III, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, is the limited partner.

      Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-90792), was declared effective by the Securities and Exchange Commission on October 19, 1984. Registrant marketed its securities pursuant to its Prospectus dated October 19, 1984 which was thereafter supplemented (the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933 and such Prospectus as supplemented is incorporated by reference herein.

      During fiscal 1995 and the first quarter of fiscal 1996, Registrant's remaining Properties were sold. See "Sales" and "Subsequent Events." Registrant's principal business was to acquire (either directly or through joint ventures), hold for investment, and ultimately sell hotels. Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

      Beginning in November 1984 through June 24, 1985, Registrant offered and sold $91,083,000 in Limited Partnership Assignee Units. The net proceeds of this offering were used to purchase interests in four income-producing real properties. Registrant's property portfolio, when acquired, was geographically diversified with properties acquired in four states. The acquisition activities of Registrant were completed on March 13, 1986, and since that time the principal activity of Registrant was to merge managing its portfolio. As a result of an enhanced market for hotel properties, Registrant sold its Marriott Riverwalk property in the third quarter of 1995 (see "Sales" below for information with respect to this sale) and its Marriott Somerset and Radisson South properties in the first fiscal quarter of 1996 (see "Subsequent Events" for information with respect to these sales). In addition, the Joint Venture in which Registrant held an interest sold its only asset, the Holiday Inn - Crowne Plaza, in the first quarter of 1996. (See, "Subsequent Events"). Item 2, "Properties" sets forth a description of Registrant's properties.

      Registrant anticipates that in fiscal 1996 Registrant will be dissolved and, after establishing sufficient reserves, the net assets of Registrant will be distributed to its partners in accordance with the terms of the Partnership Agreement.

      During fiscal 1995, Registrant was involved in only one industry segment, as described above. Registrant does not engage in any foreign operations or derive revenues from foreign sources.

      During fiscal 1995, Registrant's Radisson South property required an asbestos abatement cleanup. The cost of this cleanup was approximately $3,000,000. Registrant funded this cleanup through working capital reserve.

      Registrant maintained property and liability insurance on the properties and believes such coverage to be adequate.

      Registrant's original investment objective of capital growth was not attained. Accordingly, a portion of invested capital may not be returned to limited partners. Upon termination of Registrant the general partners may be required to contribute up to approximately $1,250,000 to Registrant in accordance with the partnership agreement.

Employees/Management

      Registrant has no employees. Registrant's properties were managed by unaffiliated third party management companies pursuant to management agreements with such third parties.

      Registrant's affairs were managed by Metric Management Inc., ("MMI") or a predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and assumed responsibility for day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

      On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity II" or the "Managing General Partner") became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships sponsored by FRI and its affiliates. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such parties continue to hold indirectly certain economic interests in Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of Registrant and such other partnerships. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

Sales/Refinancings

       In December, 1994, Registrant refinanced its existing mortgages encumbering the Marriott Riverwalk property. Registrant obtained a $19,400,000 loan which bears interest at 9.85% per annum. On June 16, 1995, Registrant sold the hotel to an unaffiliated third party for $49,268,000. The sale proceeds were comprised of cash of $30,000,000 and the mortgage note of $19,268,000 which was assumed by the buyer. The sale resulted in a gain of $18,749,000, which is net of selling expenses of $256,000. The net proceeds from this sale were distributed in the fourth quarter of fiscal 1995. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters" for additional information with respect to the distribution.

Subsequent Events

       On October 5, 1995, Registrant's Somerset Marriott Hotel was sold to an unaffiliated third party for $24,950,000. After satisfaction of notes payable of approximately $22,530,000 (including accrued interest and a prepayment premium of $500,000), closing costs, credits and adjustments, the Partnership received approximately $2,580,000. At the date of the sale the net carrying value of the property was approximately $22,625,000. The sale resulted in a gain of approximately $1,550,000 which is net of selling expenses of approximately $275,000 and will be recognized in fiscal 1996. Registrant had previously recorded a $10,948,000 provision for impairment of value in 1992 and 1993.

       On December 1, 1995 the joint venture (in which Registrant has a controlling interest) sold the Radisson South Hotel to an unaffiliated third party for $31,840,000. After satisfaction of mortgage notes of approximately $14,452,000 (including accrued interest), closing costs and adjustments, the joint venture received approximately $17,000,000. In accordance with the joint venture agreement, Registrant was entitled to all of the net proceeds. In addition, Registrant expects to receive approximately $990,000 of cash from operations and to collect approximately $1,300,000 in outstanding receivables. At the date of the sale, the carrying value of the property was $20,730,000. The sale resulted in a gain of approximately $10,950,000 which includes selling expenses of approximately $300,000 and $140,000 of net liabilities assumed by the purchaser.

       As of July 7, 1995, MRI Business Properties Combined Fund No. 1, a joint venture with MRI Business Properties Fund, Ltd. III (the "Combined Fund"), entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provided that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses, the joint venture received approximately $8,900,000. The Combined Fund received $5,000,000 of net proceeds (of which Registrant's share is $2,500,000) in accordance with the July 7, 1995 agreement. Registrant will recognize a gain on disposition of approximately $3,000,000 during the first quarter of fiscal 1996. The Combined Fund had previously recorded an approximate $12,000,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to Registrant in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

Material Events/Change in Control

      On October 12, 1994, NPI sold one-third of the stock of NPI to an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. Apollo is entitled to designate three of the seven directors of NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of NPI Equity II.

      On October 12, 1994, affiliates of Apollo acquired for aggregate consideration of approximately $14,800,000 (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of NPI (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interest in 7 affiliated limited partnerships.

      Pursuant to DeForest I's Form 13-D filed with the Securities and Exchange Commission, DeForest I owns 26,615 limited partnership units or 29.24% of the total limited partnership units of Registrant. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

      On August 17, 1995, the stockholders of NPI, the sole shareholder of NPI Equity II, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI. The sale of the stock is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to closed in January 1996. Upon closing, it is expected that the current officers and directors of NPI Equity II will resign and Insignia will elect new officers and directors.

      Insignia together with its subsidiaries and affiliates, is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. Insignia's principal offices are located in Greenville, South Carolina and its stock is publicly traded on the New York Stock Exchange under the symbol IFS. According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States, has been the largest manager of residential properties since 1992, and is among the largest managers of commercial properties. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership administrations, real estate investment banking, mortgage banking, and real estate brokerage services for various types of property owners.

Competition

      Registrant was affected by and subject to the general competitive conditions of the lodging industry. In addition, each of Registrant's properties competed in an area which normally contained numerous other properties which may be considered competitive. However, in 1995 the market for hotel properties improved significantly due to the creation of a number of Hotel REITS and numerous acquisitions by hotel franchisers (i.e., Marriott, Radisson, etc.). As a result, Registrant was able to liquidate its portfolio as contemplated by the Prospectus at competitive prices.

Item 2.  Properties

      A description of the hotel properties in which Registrant had an ownership interest in fiscal 1995 is as follows:
                                                                    Portfolio
                                      Date of    Date of            Percentage
Name and Location                     Purchase    Sale      Rooms      (6)
-----------------                     --------    ----      -----   ----------

Radisson South Hotel(1)                11/84      12/95      575        23
  7800 Normandale Blvd.
  Minneapolis, Minnesota

Marriott Riverwalk Hotel(3)            11/84      06/95      500        26
  711 East Riverwalk
  San Antonio, Texas

Somerset Marriott Hotel(4)             09/85      10/95      434        26
  110 Davidson Avenue
  Franklin Township,
  Somerset County, New Jersey

Holiday Inn Crowne Plaza(2)(5)         03/86      12/95      492        25
  4355 Ashford-Dunwoody Rd.
  Atlanta, Georgia

-------------
(1) The property was owned by a joint venture in which Registrant has a controlling interest.
(2) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. III, owned a joint venture which had a 50 percent interest in this property.
(3)  In March 1989, the joint venture which owned this property was dissolved,

     and Registrant was assigned the joint venture partner's interest in this property.
(4) In April 1990, the joint venture which owned this property was dissolved, and Registrant was assigned the joint venture partner's interest in this property.
(5) Formerly the Hyatt Regency Ravinia Hotel. The name was changed as a result of a change in ownership of the hotel which occurred in fiscal year 1991.
(6) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.

      See Item 8, "Financial Statements and Supplementary Data", for information regarding any encumbrances to which the properties of Registrant are subject.

      The following chart sets forth the average occupancy and daily room rate for each of Registrant's properties for the years ended September 30, 1995, 1994 and 1993.

                     MRI BUSINESS PROPERTIES FUND, LTD. II
                        OCCUPANCY AND ROOM RATE SUMMARY
          For the Fiscal Years Ended September 30, 1995, 1994 and 1993


                                        Average                Average
                                    Occupancy Rate (%)     Daily Room Rate ($)
                                    1995   1994   1993    1995    1994    1993
HOTELS:
Radisson South Hotel                  73    69     70     77.02   72.53   69.30
Marriott Riverwalk Hotel(1)            -    83     80       -    114.70  116.64
Somerset Marriott Hotel               74    71     69     87.51   84.68   84.30
Holiday Inn Crowne Plaza(2)           75    74     68     95.98   88.32   82.55

(1)  Property was sold in June 1995.
(2)  Formerly the Hyatt Regency Ravinia Hotel.

Item 3.  Legal Proceedings.

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

      In the first quarter of fiscal 1995, limited partners in certain limited partnerships affiliated with Registrant, commenced actions in against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) breach of the fiduciary duty owed by the Managing General Partner to the limited partners of Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order was sought in the Whiteside action was denied by the court on November 3, 1994 and on November 18, 1994, the court denied Whiteside a preliminary injunction.

      On March 16, 1995 the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for Limited Partnership Assignee Units exists, nor is expected to develop.

      No distributions were made during the years ended September 30, 1994 and 1993. Distributions of approximately $26.00 and $329.00 per limited partnership assignee unit were made from operations and sales proceeds, respectively, in the fourth quarter of fiscal 1995. Distributions of approximately $3.00 and $28.00 per limited partnership assignee unit were made from operations and sales proceeds, respectively, in the first quarter of fiscal 1996. See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" for a discussion of Registrant's expected dissolution and financial ability to make distributions.

   As of December 1, 1995, the approximate number of holders of Limited Partnership Assignee Units was 5,213.

Item 6.  Selected Financial Data

      The following represents selected financial data for MRI Business Properties Fund, Ltd. II for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                     Year Ended September 30,
                                          1995        1994        1993      1992       1991
                                            (Amounts in thousands except per unit data)
Total revenues                         $ 74,089    $ 58,270    $ 57,797   $ 55,193    $ 51,693
                                       ========    ========    ========   ========    ========
Income (loss) before
  minority interest in
  joint ventures' operations           $ 20,348       1,384        (755)   (11,756)     (8,428)
Minority interest in joint
   ventures' operations                $   (307)       (145)        (26)       217         109
                                       ---------   --------    ---------   -------    --------
Net income (loss)                      $ 20,041    $  1,239    $   (781)  $(11,539)   $ (8,319)
                                       =========   ========    =========  =========   =========
Net income (loss) per limited
   partnership assignee unit (1)       $ 181.19    $     13    $     (8)  $   (124)   $    (90)
                                       =========   ========    =========  ========    =========
Total assets                           $ 51,430    $ 85,668    $ 83,785   $ 85,925    $ 98,651
                                       =========   ========    ========   =========   ========
Long-term obligations:
   Notes payable                       $ 36,610    $ 56,814    $ 56,856   $ 58,063    $ 59,119

                                       =========   ========    ========   ========    ========
Cash distributions per limited
   partnership assignee unit           $ 354,99    $      -    $      -   $      -    $      3
                                       =========   ========    ========   ========    ========

(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year, after giving effect to net loss allocated to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

     As described in Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data, Notes 10 and 12", Registrant sold its remaining properties during the second half of fiscal 1995 and the first quarter of fiscal 1996. The aggregate sales prices for these properties was $150,058,000. After satisfaction of existing mortgages, closing costs and amounts distributed to Registrant's joint venture partners in the Radisson South and Holiday Inn-Crowne Plaza properties, net proceeds received by Registrant were approximately $52,080,000. In addition, with respect to the sale of its Radisson South hotel, Registrant expects to receive approximately $990,000 of cash from operations and approximately $1,300,000 in outstanding receivables. As a result of these sales, Registrant will record a gain of $18,749,000 for fiscal 1995 and a gain of approximately $15,500,000 for fiscal 1996.

     Since these were Registrant's last remaining properties, Registrant expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners. Registrant expects to distribute a substantial portion of these proceeds in January 1996, with the remaining amount to be distributed upon termination of Registrant.

     Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales of properties as its primary source of liquidity. During the year ended September 30, 1995, the Radisson South generated positive cash flow while the Somerset Marriott Hotel generated negative cash flow due to significant property improvements. The Holiday Inn Crowne Plaza, owned by the unconsolidated joint venture, experienced positive cash flow during the year ended September 30, 1995. Working capital reserves are usually invested in United States Treasury obligations, money market accounts and repurchase agreements secured by United States Treasury obligations.

     Registrant distributed $32,334,000 to the limited partners ($354.99 per limited partnership unit) and $660,000 to the General Partners on July 26, 1995. The distributions were from the sale proceeds from Registrant's Marriott Riverwalk Hotel and working capital reserves.

     The level of liquidity based upon cash and cash equivalents experienced a $4,533,000 decrease at September 30, 1995, as compared to September 30, 1994. Registrant's $6,086,000 of net cash from operating activities was more than offset by $9,398,000 of net cash used in investing activities and $1,221,000 of net cash used in financing activities. Investing activities consisted of $32,994,000 of distributions to partners and property improvements of $7,868,000 which was partially offset by $30,000,000 of net sale proceeds and a decrease in restricted cash of $1,464,000. The decrease in restricted cash is primarily the result of the lender releasing $823,000 of restricted cash relating to completed renovations at Registrant's Marriott Somerset property. Financing activities consisted of $19,874,000 paid in satisfaction of the mortgages encumbering Registrant's Marriott

Riverwalk property, $747,000 of notes payable principal payments and proceeds of $19,400,000 from refinancing the mortgages encumbering Registrant's Marriott Riverwalk property. A prepayment premium of approximately $640,000 was paid to the former mortgagee. Mortgage costs of $212,000 (operating activities) paid during the year ended September 30, 1995 and $194,000 paid in the prior year were incurred in connection with the refinancing. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 339 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 29% of the total number of outstanding units of Registrant (see
Item 3, "Legal Proceedings"). The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. This line of credit was Registrant's only unused source of liquidity.

     On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity II. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement will not affect the financial position or results of operations of Registrant.

      Registrant's original investment objective of capital growth was not attained. Accordingly, a portion of invested capital may not be returned to limited partners. Upon termination of Registrant the general partners may be required to contribute up to approximately $1,250,000 to Registrant in accordance with the partnership agreement.

Results of Operations


Fiscal Year 1995 ("1995") Compared to Fiscal Year 1994 ("1994")

     Operating results, before minority interest in joint venture's operations, improved by $18,964,000 for the year ended September 30, 1995, as compared to 1994. Revenues increased by $15,819,000 and expenses decreased by $3,145,000. Operating results improved primarily due to the $18,749,000 gain on sale of Registrant's Marriott Riverwalk Hotel.

     With respect to the remaining properties, revenues improved by $4,035,000 for the year ended September 30, 1995, as compared to September 30, 1994, due to increases in room revenues of $2,837,000, food and beverage revenue of $968,000, and other operating revenue of $230,000. Room revenue increased at Registrant's Radisson South and Somerset Marriott hotels due to increases in average daily room rates and occupancy. Food and beverage revenue increased at both of Registrant's hotels primarily due to increased occupancy. Other operating revenues increased primarily due to increases in telephone income and miscellaneous income at both of Registrant's hotels. In addition, interest income increased by $186,000 primarily due to the investment of Registrant's Marriott Riverwalk sale proceeds.

     With respect to the remaining properties expenses increased by $2,375,000 due to increases in room expenses of $793,000, food and beverage expenses of $614,000, other operating expenses of $700,000 and depreciation and amortization of $419,000, which were partially offset by decreases in interest expense of $89,000 and equity in joint venture operations of $62,000. Room and food and beverage expenses increased due to increases in occupancy at both of Registrant's hotels. Other operating expenses increased at both of Registrant's hotels. Deprecation and amortization increased due to significant fixed asset improvements. Interest expense decreased due to the amortization of the mortgage principal balances. The loss from Registrant's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. In addition, general and administrative expenses increased by $13,000.

Fiscal Year 1994 ("1994") Compared to Fiscal Year 1993 ("1993")

     Operating results, before minority interest in joint venture's operations improved by $2,139,000 for the year ended September 30, 1994, as compared to 1993. Revenues increased by $473,000 and expenses decreased by $1,666,000.

     Revenues improved by $473,000 for the year ended September 30, 1994, as compared to September 30, 1993, due to increases in room revenues of $490,000, other operating revenue of $288,000 and interest income of $105,000, which was substantially offset by a decrease in food and beverage revenue of $410,000. Room revenue increased at Registrant's Radisson South and Marriott Riverwalk hotels and declined at the Somerset Marriott Hotel. The increase in room revenue was attributable to an increase in average daily room rates at Registrant's Radisson South Hotel and an increase in occupancy at Registrant's Marriott

Riverwalk Hotel. Other operating revenues increased primarily due to increases in telephone income and miscellaneous income at all of Registrant's hotels. Interest income increased due to an increase in average working capital reserves available for investment. Food and beverage revenue decreased at Registrant's Marriott Riverwalk and Somerset Marriott hotels.

     Expenses decreased by $1,666,000 due to decreases in provision for impairment of value of $2,007,000, equity in unconsolidated joint venture operations of $720,000 and food and beverage expenses of $276,000, which were partially offset by increases in room expenses of $260,000, other operating expenses of $667,000, interest expense of $174,000, depreciation and amortization of $195,000 and general and administrative expenses of $41,000. The loss from Registrant's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Food and beverage expense decreased primarily due to lower food and beverage revenues.

Room expenses increased primarily at Registrant's Marriott Riverwalk and Radisson South hotels, and was attributable to the increased revenue at these hotels. Other operating expenses increased at all of Registrant's properties. Interest expense increased due to a debt modification, relating to the Somerset Marriott which became effective during the fourth quarter of 1993. General and administrative expenses increased primarily due to costs associated with the management transition. Depreciation expense increased due to significant fixed assets improvements.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

     During fiscal years 1995, 1994 and 1993, Registrant was allocated losses from the unconsolidated joint venture which owns the Holiday Inn Crowne Plaza (formerly the Hyatt Regency Ravinia Hotel). The hotel was sold on December 1, 1995. The Consolidated Financial Statements for the unconsolidated joint venture are presented in Item 8, Financial Statements and Financial Statement Schedules. A discussion of its Results of Operations follows:

Fiscal Year 1995 ("1995") Compared to Fiscal Year 1994 ("1994")

     Operating results, prior to minority interest, improved by $257,000, for the year ended September 30, 1995, as compared to 1994, as revenues increased by $1,349,000 and expenses increased by $1,092,000. The significant increase in revenue is attributable to an increase in average room rates and a slight increase in occupancy. The increase in operating expenses is partially attributable to the increase in occupancy at the hotel. Interest expense increased due to the increased interest rate on the extension of the mortgage.

Fiscal Year 1994 ("1994") Compared to Fiscal Year 1993 ("1993")

     Operating results, prior to minority interest, improved by $1,202,000, for the year ended September 30, 1994, as compared to 1993, as revenues increased by $2,045,000 and expenses increased by $843,000. The significant increase in revenue is attributable to both higher occupancy and average room rates. The increase in expenses is attributable to the increase in occupancy at the hotel.

     In addition, under the terms of the joint venture agreement, the loss from the Holiday Inn Crowne Plaza was allocated in different proportions during the year ended September 30, 1994, as compared to 1993. This combined with improved operations, resulted in a smaller loss being allocated to Registrant.

Item 8.   Financial Statements and Supplementary Data.


                     MRI BUSINESS PROPERTIES FUND, LTD. II

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1995

                                     INDEX


                     MRI BUSINESS PROPERTIES FUND, LTD. II
                            (A LIMITED PARTNERSHIP)
                                                                            Page

Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . .   F - 2
Financial Statements:
         Balance Sheets at September 30, 1995 and 1994 . . . . . . . . .  F - 4
         Statements of Operations for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .  F - 5
         Statements of Partners' Equity for the Years Ended
            September 30, 1995, 1994 and 1993. . . . . . . . . . . . . .  F - 6
         Statements of Cash Flows for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .  F - 7
         Notes to Financial Statements. . . . . . . . . . .. . . . . . .  F - 8
Financial Statement Schedules:
         Schedule III  - Real Estate and Accumulated Depreciation at
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . .  F - 20


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            (A GENERAL PARTNERSHIP)

Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . .  F - 23
Consolidated Financial Statements:
         Balance Sheets at September 30, 1995 and 1994 . . . . . . . . .  F - 24
         Statements of Operations for the Years Ended September 30, 1995,
             1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .  F - 26
         Statements of Partners' Equity (Deficit) for the Years Ended
            September 30, 1995, 1994 and 1993. . . . . . . . . . . . . .  F - 27
         Statements of Cash Flows for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .  F - 28
         Notes to Consolidated Financial Statements. . . . . . . . . . .  F - 29
Financial Statement Schedules:
         Schedule III  - Real Estate and Accumulated Depreciation at
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . .  F - 35

Financial statements and financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.

To the Partners
MRI Business Properties Fund, Ltd. II
Atlanta, Georgia

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of MRI Business Properties Fund, Ltd. II (a limited partnership) (the "Partnership"), as of September 30, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audit also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties Fund, Ltd. II as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the financial statements, the Partnership's remaining joint venture owned properties were sold on December 1, 1995. The Partnership is expected to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

                                       /s/ Imowitz, Koenig & Co., LLP
                                       Certified Public Accountants

New York, N.Y.
December 1, 1995

INDEPENDENT AUDITORS' REPORT

MRI Business Properties Fund, Ltd. II

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of MRI Business Properties Fund, Ltd. II (a limited Partnership) (the "Partnership") for the year ended September 30, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the partnership and its subsidiaries for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

December 17, 1993

                     MRI BUSINESS PROPERTIES FUND, LTD. II

                          CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,
                                                       -----------------------------
                                                             1995           1994
                                                       ------------     ------------
ASSETS
Cash and cash equivalents                             $   4,813,000    $   9,346,000
Restricted cash                                                --          1,921,000
Accounts receivable and other assets                      2,712,000        4,835,000
Due from affiliate                                          170,000             --

Real Estate:
  Real estate                                            92,497,000      132,781,000
  Accumulated depreciation                              (37,814,000)     (53,454,000)
  Allowance for impairment of value                     (10,948,000)     (10,948,000)
                                                      -------------    -------------
  Real estate, net                                       43,735,000       68,379,000
                                                      -------------    -------------
Intangible assets (net of accumulated
   amortization of $616,000 in 1994)                           --          1,187,000
                                                      -------------    -------------
  Total assets                                        $  51,430,000    $  85,668,000
                                                      =============    =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                $   2,407,000    $   4,039,000
Due to an affiliate of the joint venture partner             55,000           91,000
Due to unconsolidated joint venture                         618,000          338,000
Notes payable                                            36,610,000       56,814,000
                                                      -------------    -------------
  Total liabilities                                      39,690,000       61,282,000
                                                      -------------    -------------
Minority interest in joint venture                        2,937,000        2,630,000
                                                      -------------    -------------
Commitments and Contingencies

Partners' Equity:
 General partners' equity (deficit)                           2,000       (2,876,000)
 Limited partners' equity (91,083 assignee
  units outstanding at September 30, 1995 and 1994)       8,801,000       24,632,000
                                                      -------------    -------------
  Total partners' equity                                  8,803,000       21,756,000
                                                      -------------    -------------
  Total liabilities and partners' equity              $  51,430,000    $  85,668,000

                                                      =============    =============


               See notes to consolidated financial statements.

                                 MRI BUSINESS PROPERTIES FUND, LTD. II

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED SEPTEMBER 30,
                                                    --------------------------------------------
                                                          1995            1994            1993
                                                     ------------   ------------    ------------
Revenues:
  Room revenue                                       $ 34,045,000    $ 36,862,000    $ 36,372,000
  Food and beverage revenue                            17,919,000      17,984,000      18,394,000
  Other operating revenue                               2,850,000       3,084,000       2,796,000
  Interest                                                526,000         340,000         235,000
  Gain on sale of property                             18,749,000            --              --
                                                     ------------    ------------    ------------
  Total revenues                                       74,089,000      58,270,000      57,797,000
                                                     ------------    ------------    ------------

Expenses (including $2,450,000, $2,111,000 and
$3,016,000 paid to an affiliate of a joint venture
partner, general partners and affiliates in 1995,
1994, and 1993)
  Room expenses                                         7,865,000       8,019,000       7,759,000
  Food and beverage expenses                           13,621,000      13,867,000      14,143,000
  Other operating expenses                             20,513,000      22,987,000      22,320,000
  Interest                                              5,789,000       6,159,000       5,985,000
  Depreciation and amortization                         5,230,000       5,082,000       4,887,000
  Equity in unconsolidated joint venture's
    operations                                            280,000         342,000       1,062,000
  General and administrative                              443,000         430,000         389,000
  Provision for impairment of value                          --              --         2,007,000

  Total expenses                                       53,741,000      56,886,000      58,552,000
                                                     ------------    ------------    ------------
Income (loss) before minority interest in joint
   venture's operations                                20,348,000       1,384,000        (755,000)

Minority interest in joint venture's operations          (307,000)       (145,000)        (26,000)
                                                     ------------    ------------    ------------
Net income (loss)                                    $ 20,041,000    $  1,239,000    $   (781,000)
                                                     ============    ============    ============
Net income (loss) per limited partnership

  assignee unit                                      $     181.19    $      13.33    $      (8.40)
                                                     ============    ============    ============
Cash distributions per limited partnership
  assignee unit                                      $     354.99    $          -    $          -
                                                     ============    ============    ============

               See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. II

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                  General          Limited        Total
                                 Partners'        Partners'     Partners'
                              Equity (Deficit)     Equity         Equity
                              ----------------  -------------   ------------
Balance - October 1, 1992     $ (2,885,000)     $ 24,183,000    $ 21,298,000

  Net (loss)                       (16,000)         (765,000)       (781,000)
                              -------------      ------------   -------------


Balance - September 30, 1993    (2,901,000)       23,418,000      20,517,000

  Net income                        25,000         1,214,000       1,239,000
                              -------------      ------------   -------------
Balance - September 30, 1994    (2,876,000)       24,632,000      21,756,000

  Net income                     3,538,000        16,503,000      20,041,000

  Distributions                   (660,000)      (32,334,000)    (32,994,000)
                              -------------      ------------   -------------

Balance - September 30, 1995  $      2,000      $  8,801,000    $  8,803,000
                              =============     =============   =============

               See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. II

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEARS ENDED SEPTEMBER 30,
                                                           ---------------------------------------------
                                                                1995           1994            1993
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ 20,041,000    $  1,239,000    $   (781,000)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                               5,612,000       5,364,000       5,136,000
  Provision for impairment of value                                --              --         2,007,000
  Provision for doubtful receivables                            204,000           9,000          37,000
  Minority interest in joint venture's operations               307,000         145,000          26,000
  Equity in unconsolidated joint venture's operations           280,000         342,000       1,062,000
  Financing costs paid                                         (212,000)         (8,000)        (11,000)
  Gain on sale of property                                  (18,749,000)           --              --
  Changes in operating assets and liabilities:
     Accounts receivable and other assets                      (928,000)        116,000        (341,000)
     Accounts payable, other liabilities and
        due to an affiliate of the joint venture partner       (299,000)        349,000        (319,000)
        Due from affiliate                                     (170,000)           --              --
                                                            ------------     -----------    ------------
Net cash provided by operating activities                     6,086,000       7,556,000       6,816,000
                                                            ------------     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                               30,000,000            --              --
Additions to real estate                                     (7,868,000)     (5,816,000)     (2,681,000)
Settlement proceeds                                                --           102,000         181,000
Proceeds from cash investments                                     --         9,581,000       5,100,000
Purchase of cash investments                                       --        (4,444,000)     (5,723,000)
Distributions to partners                                   (32,994,000)           --              --
Unconsolidated joint venture contributions                         --          (150,000)           --
Restricted cash decrease (increase)                           1,464,000        (518,000)       (775,000)
                                                            ------------     -----------    ------------
Net cash (used in) investing activities                      (9,398,000)     (1,245,000)     (3,898,000)
                                                            ------------     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of mortgage payable                            (19,874,000)           --              --
Proceeds from mortgage refinancing                           19,400,000            --              --
Notes payable principal payments                               (747,000)     (1,028,000)     (1,445,000)
                                                            ------------     -----------    ------------
Net cash (used in) financing activities                      (1,221,000)     (1,028,000)     (1,445,000)
                                                            ------------     -----------    ------------
(Decrease) Increase in Cash and Cash Equivalents             (4,533,000)      5,283,000       1,473,000

Cash and Cash Equivalents at Beginning of Year                9,346,000       4,063,000       2,590,000
                                                            ------------     -----------    ------------
Cash and Cash Equivalents at End of Year                   $  4,813,000    $  9,346,000    $  4,063,000
                                                            ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                   $  5,583,000    $  5,760,000    $  5,752,000

                                                            ============    ============    ============
Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
   Equipment financed                                              --      $    725,000            --
                                                            ============    ============    ============
   Accrued legal fees netted against settlement proceeds           --              --      $    119,000
                                                            ============    ============    ============
   Accrued financing costs                                 $       --              --      $    114,000
                                                            ============    ============    ============
Sale of property and assumption of debt in 1995
   - see note 10

               See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         MRI Business Properties Fund, Ltd. II (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing hotel properties. At September 30, 1995, the Partnership owned a hotel property located in Somerset, N.J. (Somerset Marriott) and a controlling joint venture interest in the Radisson South Hotel (Minneapolis, Minnesota). In addition, the Partnership's unconsolidated joint venture hotel property (the Holiday Inn Crowne Plaza Ravinia) is located in Atlanta, Georgia.
         The Partnership's Marriott Riverwalk Hotel property was sold in June 1995, Somerset Marriott was sold in October 1995 and the Radisson South and the Holiday Inn Crowne Plaza (owned by the unconsolidated joint venture) were sold in December 1995. The Partnership is expected to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners. The managing general partner of the Partnership is Montgomery Realty Company-84 ("Montgomery"), a general partnership, and the associate general partner is MRI Associates, Ltd. II ("MRI"), a limited partnership. Fox Realty Investors ("FRI") is the managing general partner of Montgomery and a general partner of MRI. The Partnership was organized on April 24, 1984 but did not commence operations until November 1984. The capital contributions of $91,083,000 ($1,000 per unit) were made by the limited partners.

         On December 6, 1993, NPI Equity Investments II, Inc. ("MGP") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"). As a result, MGP became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners will continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but will cease to be responsible for the operation and management of the Partnership and such other partnerships. MGP is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc"), a diversified real estate management company headquartered in Jericho, New York and Atlanta, Georgia.

         On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In addition, in October 1994 and June 1995, DeForest Ventures I L.P. ("DeForest"), an entity controlled by Apollo and affiliates of NPI Inc., commenced tender offers for limited partnership assignee units of Registrant and 11 other affiliated limited partnerships. Pursuant to the tender offers DeForest acquired approximately 29% of total limited partnership units of the Partnership.

         On August 17, 1995, the stockholders of NPI, Inc., entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Termination

         As discussed in Note 12, the Partnership's remaining joint venture owned properties were sold on December 1, 1995. The Partnership is expected to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.


         Consolidation

         The consolidated financial statements include the Partnership and the remaining joint venture in which the Partnership has a controlling interest. All significant intercompany transactions and balances have been eliminated.

         The investment in an unconsolidated joint venture is accounted for under the equity method of accounting (see Note 5).

         Distributions

         On July 26, 1995 the Partnership made distributions of $32,334,000 to limited partners ($354.99 per limited partnership assignee unit) and $660,000 to the general partner during the fiscal year ended September 30, 1995. These distributions were primarily made from the proceeds received from the sale of the Partnership's Marriott Riverwalk Hotel property.

         In October 1995 the partnership made distributions of $2,802,000 ($30.76 per limited partnership assignee unit) and $57,000 to the general partners. These distributions were primarily made from the net proceeds received from sale of the Partnership's Somerset Marriott Hotel Property.

         New Accounting Pronouncements

         In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments." This Statement was amended in October 1994 by FASB Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value. Disclosures under these statements will be required in the financial statements for fiscal years ending after December 15, 1995.

         In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement will not affect the financial position or results of operations of the Partnership.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

         The Partnership considers cash investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Concentration of Credit Risk

         The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Balances in excess of $100,000 are usually invested in money market accounts, United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. At times during the year, cash balances exceeded insured levels. At September 30, 1995, the Partnership had $1,752,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

         Inventories and Operating Supplies

         Inventories and operating supplies, including linen, china and glassware, are stated generally at the lower of cost or market.

         Real Estate

         Real estate properties and improvements are stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property over a reasonable period of time, or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to five years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. Acquisition fees are capitalized as a cost of properties and improvements. Properties which were contributed to the joint ventures by the minority joint venture partners are stated at amounts agreed upon among the partners at the date of acquisition or

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Real Estate (Continued)

         contribution which approximated fair market value. The Partnership contributed cash to the joint ventures equal to its proportionate ownership interest in the joint ventures. Certain payments received from the joint venture partners pursuant to performance guarantee agreements in excess of the hotel's operating income are applied as a reduction of the cost of the related hotel. The cost of one property was reduced in connection with the dissolution of a joint venture partnership.

         Depreciation

         Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 years to 39 years. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

         Deferred Financing Costs

         Financing costs are deferred and amortized, as interest expense, over the lives of the related loans, originally ten years, or expensed if financing is not obtained. At September 30, 1995 and September 30, 1994, accumulated amortization of deferred financing costs totaled $52,000 and $41,000 respectively. Net deferred costs of $38,000 and $107,000 for the years ended September 30, 1995 and 1994, respectively, are included in accounts receivable and other assets.

         Intangible Asset

         The intangible asset which was acquired by the Partnership in connection with its Marriott Riverwalk acquisition was stated at fair value and was amortized over the estimated useful life of the respective asset which was 30 years. The asset was written off when the Marriott Riverwalk was sold (see Note 10).

         Net Income (Loss) Per Limited Partnership Assignee Unit


         Net income (loss) per limited partnership assignee unit is computed by dividing net income (loss) allocated to the limited partners by 91,083 assignee units outstanding.

         Income Taxes

         No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassification

         Certain amounts have been reclassified to conform to the 1995 presentation.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership.

         On January 1, 1993, Metric Management, Inc., ("MMI") a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the service agreement with MMI was modified and, as a result thereof, MGP assumed responsibility for cash management and other partnership services on various dates commencing December 23, 1993. Related party expenses for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                                1995        1994         1993
                                                              --------    --------      -------

         Reimbursement of expenses:
           Partnership accounting and investor services       $102,000      $76,000     $39,000
           Professional services                                    --       11,000       7,000
                                                              --------     --------     -------
           Total                                              $102,000      $87,000     $46,000
                                                              ========     ========     =======

         Reimbursed expenses are included in general and administrative expenses.

         In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions from operations as follows:
         (1) a Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution (as defined in the Partnership Agreement) which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES   (Continued)

         The general partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution provided, however, that 20% of realized gains from the sale or other disposition of properties is allocated to the general partners until such time as the general partners do not have deficit capital accounts. Upon termination of the Partnership the general partners may be required to contribute up to approximately $1,250,000 to the Partnership in accordance with the partnership agreement.

         On July 26, 1995 the general partner received a distribution of $660,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Marriott Riverwalk Hotel property. There were no cash distributions to the general partner for the years ended September 30, 1994 and 1993.

         In October 1995 the general partner received a distribution of $57,000, representing the general partners two percent in cash available for distribution which was primarily received from the proceeds received on the sale of the Partnership's Somerset Marriott Hotel property.

3.       RELATED PARTY TRANSACTIONS

         Apart from the reimbursements paid to the general partner and affiliates as set forth in Note 2 above, the Partnership has an agreement with an affiliate of a joint venture partner, an otherwise non-affiliated third party, which provides for the management and operation of the joint venture property. Management fees paid to the affiliate of such joint venture partner for the years ended September 30, 1995, 1994, and 1993 were $897,000, $805,000, and $762,000, respectively.  In addition, $1,451,000, $1,219,000, and $2,208,000 were paid to an affiliate of the joint venture partner for franchise services and reimbursed expenses during the years ended September 30, 1995, 1994, and 1993, respectively.

4.       RESTRICTED CASH

         Restricted cash represents amounts maintained in accounts in accordance with loan agreements on the Marriott Riverwalk Hotel and Somerset Marriott Hotel in order to fund future capital requirements. The September 30, 1994 balance was composed of $1,098,000 for the Marriott Riverwalk Hotel and $823,000 for the Somerset Marriott Hotel.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


5.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

         In February 1986, the Partnership acquired a 50 percent ownership interest in MRI Business Properties Combined Fund No. 1 ("Combined Fund"), a joint venture with MRI Business Properties Fund, Ltd. III, a California limited partnership affiliated with the Partnership's general partner. The Combined Fund acquired a majority interest in a joint venture, MRI Ravinia Associates, which on March 13, 1986, acquired the Hyatt Regency Ravinia Hotel. In fiscal year 1991 the Combined Fund effected a change in the joint venture ownership (see discussion below). The Partnership's interest in the Combined Fund is reported using the equity method of accounting.

         In fiscal year 1990, the joint venture partner at the Hyatt Regency Ravinia Hotel indicated it would not contribute its 50 percent share to fund deficit operations at the hotel. Consequently, in fiscal year 1991, the Partnership and MRI Business Properties Fund Ltd. III, each funded $1,060,000 to the hotel, of which $530,000 from each was funded on behalf of the joint venture partner. Accordingly, the joint venture partner was not allocated loss in fiscal year 1991.

         Formal notice of deficiency was sent placing the joint venture partner in default. As a result of such default, in fiscal year 1991, the Combined Fund effected a change in the joint venture ownership by amending their agreement with the joint venture, partner and forming a new joint venture with an affiliate of Holiday Inns, Inc.
         ("Holiday"). The new joint venture entered into a new management agreement with Holiday. As consideration for a 50 percent interest in the new joint venture Holiday has agreed to pay for the costs to terminate the Hyatt Management Agreement, the conversion costs associated with the change to a Holiday Inn Crowne Plaza and the coverage of operational losses up to $5,000,000 for up to the first five years of the new joint venture. As a result of the new joint venture, which included the Combined Fund's surrender of certain priority returns, there was a reduction, through provision for impairment of value, to the book basis of the property of the Combined Fund of approximately $7,700,000 which was recognized in 1991. An additional provision for impairment of value of approximately $4,300,000 was recognized in 1992. In July 1993, the guarantee was exhausted and the Combined Fund and its joint venture partner become jointly responsible for their share of operational losses. In October 1993, the Combined Fund and Holiday each contributed $300,000 to cover operational losses. The $34,000,000 mortgage encumbering the hotel which was due to mature in July 1995 was extended to January 1, 1996 and was satisfied on December 1, 1995 on sale of the hotel (see Note
         12).

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

6.       REAL ESTATE

         Hotel properties and improvements at September 30, 1995 and 1994 are summarized as follows:

                                                 1995                1994
                                             ------------         ------------
        Land                                 $ 7,834,000          $  7,834,000
         Buildings and improvements           58,377,000            90,172,000
         Furnishings                          26,286,000            34,775,000
                                             ------------         ------------
         Total                                92,497,000           132,781,000
         Accumulated depreciation            (37,814,000)          (53,454,000)
         Allowance for impairment of value   (10,948,000)          (10,948,000)
                                             ------------         ------------

         Net real estate                    $ 43,735,000         $  68,379,000
                                             ============         ============

7.       NOTES PAYABLE

         Individual properties and improvements are pledged as collateral for
         the related notes payable.   The notes bear interest at rates from 5.1
         percent to 14.5 percent. One of the notes has been discounted to yield imputed interest at 13 percent. Amortization of the discount was $285,000, $260,000 and $238,000 for fiscal years 1995, 1994 and
         1993, respectively.

         The Marriott Riverwalk notes were refinanced by the partnership in December 1994 and were fully satisfied in June of 1995 in connection with the sale of the property (see Note 10).

         Notes payable also includes a renovation loan of $650,000 for the Somerset Marriott Hotel to Marriott Corporation which is currently due. The Somerset Marriott Hotel and Radisson South Hotel notes payable were fully satisfied in October 1995 and December 1995, respectively, in connection with the respective sales of the properties (see Note 12). The Radisson South Hotel notes were due to mature on December 1, 1995 and the Somerset Marriott notes were due to mature on December 31, 1997 and February 1, 1998.


8.       PROVISIONS FOR IMPAIRMENT OF VALUE

         During fiscal years 1993 and 1992, the Partnership determined that based upon the continuing deterioration of the economic market in Somerset, New Jersey, and projected future operational cash flows, the decline in value of the Somerset Marriott Hotel was other than temporary and that recovery of its carrying value was not likely. Accordingly, provisions for impairment of value of $2,007,000 and $8,941,000 were recognized in fiscal year 1993 and 1992, respectively. Carrying value includes the cost of the property less accumulated depreciation.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


9.       RENTAL COMMITMENTS AND CONTINGENCY

         The operating leases were assumed by the buyers on the sale of the respective hotel properties. (see Notes 10 and 12). Rental expense for operating leases was $276,000, 407,000 and $304,000 in 1995, 1994 and 1993, respectively.

10.      GAIN ON SALE OF PROPERTY

         On June 16, 1995, the Partnership's Marriott Riverwalk (San Antonio, Texas) property was sold to an unaffiliated third party for $49,268,000. The sale proceeds were comprised of cash of $30,000,000 and the mortgage note of $19,268,000 which was assumed by the buyer. At the date of the sale, the net carrying value of the property was $27,326,000 and net assets of approximately $2,937,000 were taken over by the purchaser. The sale resulted in a gain of $18,749,000, which is net of selling expenses of $256,000.

11.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                           1995            1994           1993
                                                       -----------       ----------    -----------
         Net income (loss) - financial statements      $20,041,000       $1,239,000    $  (781,000)
         Differences resulted from:
           Depreciation and amortization                (1,585,000)      (1,523,000)    (1,377,000)
           Provision for impairment of value                     -                -      2,007,000
           Interest and financing costs                    205,000           34,000         34,000
           Minority interest in joint
            ventures' operations                          (109,000)          (9,000)        44,000
           Equity in unconsolidated joint
            venture's operations                          (606,000)        (596,000)        48,000
           Gain on sale of Property-net                 (1,750,000)              -               -
           Other                                           177,000          284,000       (221,000)
                                                      ------------       -----------   ------------
         Net income (loss) - income tax method        $ 16,373,000       $ (571,000)   $  (246,000)
                                                      ============       ==========    ============
         Taxable income (loss) per limited
          partnership assignee unit after giving
          effect to the allocation to the
          general partner                             $        146       $       (6)    $       (3)
                                                      ============       ==========    ============

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

11.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (continued)

         Partners' equity - financial statements         $8,803,000     $21,756,000   $20,517,000
         Differences resulted from:
           Deferred sales commissions and organization
            costs                                        10,172,000      10,172,000    10,172,000
           Provision for impairment of value             10,948,000      10,948,000    10,948,000
           Depreciation and amortization                (14,929,000)    (14,091,000)  (12,568,000)
           Guaranteed payments                            5,971,000       5,971,000     5,971,000
           Minority interest                              2,367,000       2,476,000     2,485,000
           Equity in unconsolidated joint venture's
            operations                                    8,129,000       8,735,000     9,331,000
           Other                                            943,000       3,058,000     2,740,000
                                                        -----------    ------------   -----------
         Partners' equity  - income tax method          $32,404,000    $ 49,025,000   $49,596,000
                                                        ===========    ============   ===========

12.      SUBSEQUENT EVENTS - SALE OF PROPERTIES

         On October 5, 1995, the Partnership's Somerset Marriott Hotel was sold to an unaffiliated third party for $24,950,000. After satisfaction of notes payable of approximately $22,530,000 (including accrued interest and a prepayment premium of $500,000), closing costs, credits and adjustments, the Partnership received approximately $2,580,000. At the date of the sale the net carrying value of the property was approximately $22,625,000. The sale resulted in a gain of approximately $1,550,000 which is net of selling expenses of approximately $275,000 and will be recognized in fiscal 1996. The Partnership had previously recorded a $10,948,000 provision for impairment of value in 1992 and 1993.

         On December 1, 1995 the joint venture (in which the Partnership has a controlling interest) sold the Radisson South Hotel to an unaffiliated third party for $31,840,000. After satisfaction of mortgage notes of approximately $14,452,000 (including accrued interest), closing costs and adjustments, the joint venture received approximately $17,000,000. In accordance with the joint venture agreement, the Partnership is entitled to all the net proceeds. In addition, the Partnership expects to receive approximately $990,000 of cash from operations and to collect approximately $1,300,000 in outstanding receivables. At the date of the sale the carrying value of the property was $20,730,000. The sale resulted in a gain of approximately $10,950,000 which includes selling expenses of approximately $300,000 and $140,000 of net liabilities assumed by the purchaser.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


12.      SUBSEQUENT EVENT - SALE OF PROPERTIES (continued)

         As of July 7, 1995, the Combined Fund, entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provides that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses, the joint venture received approximately $8,900,000. The Combined Fund received $5,000,000 of net proceeds (of which the Partnership's share is $2,500,000) in accordance with the July 7, 1995 agreement. The Partnership will recognize a gain on disposition of approximately $3,000,000 during the first quarter of fiscal 1996. The Combined Fund had previously recorded an approximate $12,000,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.


13.      PRO FORMA FINANCIAL INFORMATION

         The following pro forma consolidated balance sheet as of September 30, 1995 gives effect to the sales of the Partnership's Somerset Marriott property, Radisson South consolidated joint venture property and the Partnership's joint venture interest in the Holiday Inn Crowne Plaza (see Notes 10 and 12). The adjustments related to the pro forma consolidated balance sheet assume the transactions were consummated at September 30, 1995.

         The pro forma adjustments are required to eliminate the assets and liabilities of the Somerset Marriott, Radisson South, and Holiday Inn Crowne Plaza properties and to reflect consideration received for the properties.

         These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sales had been in effect as of the period presented.

         Pro forma consolidated statement of operations have not been provided because all of the properties have been sold. The Partnership is expected to be terminated after collection of receivables, payment of outstanding liabilities and a final distribution to partners.

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


13.      Pro Forma Financial Information (Continued)

         Pro Forma Consolidated Balance Sheet

                                                            Pro Forma
                                             Historical     Adjustments      Pro Forma
                                            -----------     -----------     ----------
Assets

Cash and cash equivalents                   $ 4,813,000            --       $ 4,813,000
Accounts receivable and other assets          2,712,000      20,912,000      23,624,000
Due from affiliate                              170,000                         170,000

Real Estate:
   Real estate                               92,497,000     (92,497,000)           --
   Accumulated depreciation                 (37,814,000)     37,814,000            --
   Allowance for impairment of value        (10,948,000)     10,948,000            --
                                            -----------     -----------     -----------
  Real estate, net                           43,735,000     (43,735,000)           --
                                            -----------     -----------     -----------
  Total assets                              $51,430,000    $(22,823,000)    $28,607,000
                                            ===========    ============     ===========

Liabilities and Partners' Equity

Accounts payable and other liabilities      $ 2,407,000    $ (2,368,000)    $    39,000
Due to unconsolidated joint venture             618,000        (618,000)           --
Notes payable                                36,610,000     (36,610,000)           --
Due to an affiliate of the joint venture
partner                                          55,000         (55,000)           --
                                            -----------     -----------     -----------
  Total liabilities                          39,690,000     (39,651,000)         39,000
                                            -----------     -----------     -----------
Minority interest in joint venture            2,937,000      (2,937,000)           --
                                            -----------     -----------     -----------
Commitments and Contingencies

Partners' Equity:

General partners equity                           2,000         395,000         397,000
Limited partners equity (91,083 assignee
  units outstanding at September 30, 1995)    8,801,000      19,370,000      28,171,000
                                            -----------     -----------     -----------
  Total partners' equity                      8,803,000      19,765,000      28,568,000
                                            -----------     -----------     -----------
  Total liabilities and partners' equity    $51,430,000    $(22,823,000)    $28,607,000
                                            ===========     ===========     ===========

                                        F - 19

                                                                   SCHEDULE III

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SEPTEMBER 30, 1995

     COLUMN                             COLUMN             COLUMN                     COLUMN
       A                                 B                    C                          D
                                                                                   Cost Capitalized
                                                        Initial Cost                  Subsequent
                                                       to Partnership               to Acquisition
                                                  ----------------------         -----------------------

                                                               Buildings
                                    Encumbrances                 and                            Carrying
  Description                           (5)          Land     Improvements       Improvements   Costs (8)
  -----------                           ---          ----     ------------       ------------   ---------
                                                         (Amounts in thousands)
                                                        ------------------------
PARTNERSHIP:
  Somerset Marriott,
    Somerset, New Jersey             $21,984      $5,286(6)      $35,523          $10,873        $   --

JOINT VENTURE:
  Radisson South Hotel,
    Minneapolis, Minnesota            14,626       3 ,151         27,921            16,839        (7,096)
                                      ------      -------        -------            ------        -------

TOTAL                                 36,610       8,437          63,444            27,712        (7,096)
                                      ======      =======        =======            ======        =======


     COLUMN                             COLUMN                    COLUMN                 COLUMN              COLUMN
       A                                  E                          F                      G                   H
                                Gross Amount at Which
                            Carried at Close of Period(1)      Accumulated
                            -----------------------------      Depreciation
                                      Buildings               and provision
                                        and                       for                    Year                Date
                                      Improve-                 impairment                 of                  of
  Description                Land      ments     Total (2)       (3)(4)               Construction        Acquisition
  -----------               -----     ------     --------        -------              ------------        -----------
PARTNERSHIP:
  Somerset Marriott,
    Somerset, New Jersey    $5,286    $46,396     $51,682         $29,051             1978                 9/85

JOINT VENTURE:

  Radisson South Hotel,                                                               1970 &
    Minneapolis, Minnesota   2,548     38,267      40,815         19,711              1980(7)             11/84
                            ------    -------     -------        -------
TOTAL                        7,834     84,663      92,497         48,762
                            ======    =======     =======        =======

                                See accompanying notes.

                                                            SCHEDULE III

                         MRI BUSINESS PROPERTIES FUND, LTD. II

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SEPTEMBER 30, 1995


NOTES:

(1) The aggregate cost for Federal income tax purposes is $99,594,000.

(2) Balance, October 1, 1992                             $ 124,959,000
    Improvements capitalized subsequent to acquisition       2,681,000
    Disposal of property improvements                         (300,000)
                                                         --------------
    Balance, September 30, 1993                            127,340,000
    Improvements capitalized subsequent to acquisition       6,541,000
    Settlement proceeds                                       (102,000)
    Disposal of property improvements                         (998,000)
                                                         --------------
    Balance, September 30, 1994                            132,781,000
    Improvements capitalized subsequent to acquisition       7,868,000
    Sale of property                                       (48,152,000)
                                                         --------------
    Balance, September 30, 1995                          $  92,497,000
                                                         ==============
(3) Balance, October 1, 1992                             $  53,542,000
    Provision for impairment of value                        2,007,000
    Additions charged to expense                             4,828,000
                                                         --------------
    Balance, September 30, 1993                             60,377,000
    Additions charged to expense                             5,023,000
    Disposal of property improvements                         (998,000)
                                                         --------------
    Balance, September 30, 1994                             64,402,000
    Additions charged to expense                             5,186,000
    Sale of property                                       (20,826,000)
                                                         --------------
    Balance, September 30, 1995                          $  48,762,000
                                                         ==============


(4) Depreciation is computed on lives ranging from five to 39 years.

(5) Encumbrances shown are net of unamortized discount totaling $50,000 and include capital lease obligations.

(6) Land acquired during fiscal year 1988.

(7) The hotel consists of three buildings. Two were constructed in 1970 and one was constructed in 1980.

(8) Certain revenues received from the original sellers in excess of the properties net operating income for a specified period of time after acquisition, have been applied as a reduction of the cost of the related property.

                            MRI BUSINESS PROPERTIES
                              COMBINED FUND NO. 1

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                      SEPTEMBER 30, 1995, 1994, AND 1993

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MRI Business Properties Combined Fund No. 1

We have audited the accompanying consolidated balance sheets of MRI Business Properties Combined Fund No. 1 (a general partnership) and its joint venture as of September 30, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, partners' equity (deficiency) and cash flows for the year ended September 30, 1993 of MRI Business Properties Combined Fund No. 1 were audited by other auditors whose report dated December 17, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties Combined Fund No. 1 and its joint venture as of September 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 9 to the financial statements, the Partnership has sold substantially all of its assets during the first quarter of fiscal 1996. The Partnership is expected to be terminated in 1996 after receipt of receivables, payment of outstanding liabilities and a final distribution to the partners.

Tauber & Balser, P.C.
Atlanta, Georgia
November 29, 1995
(except for Notes 9, as to which
the date is December 1, 1995)

INDEPENDENT AUDITORS' REPORT

MRI Business Properties Combined Fund No. 1.

We have audited the accompanying consolidated statements of operations, partners' equity (deficiency) and cash flows for the year ended September 30, 1993 of MRI Business Properties Combined Fund No. 1 (a limited partnership) (the "Partnership") and its joint venture. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint venture for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

December 17, 1993

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994

                                                           ASSETS
                                                1995                       1994
                                            -----------                --------
Cash and cash equivalents                $   887,000                $   561,000
Restricted cash                              958,000                    564,000
Accounts receivable, less allowance
  for uncollectible accounts of
  $40,000 and $39,000, respectively        1,155,000                  1,132,000
Inventory                                     96,000                     74,000
Prepaid expenses and other                    31,000                     27,000

Property and improvements                 63,148,000                 62,898,000
Accumulated depreciation                 (17,952,000)               (16,335,000)
Allowance for impairment of value        (11,962,000)               (11,962,000)
                                         -----------                -----------

  Net property and improvements           33,234,000                 34,601,000

Organization costs, net of
 accumulated amortization of
 $207,000 and $157,000, respectively          39,000                     90,000
                                         -----------                -----------

TOTAL ASSETS                             $36,400,000                $37,049,000
                                         ===========                ===========

                     LIABILITIES AND PARTNERS' DEFICIENCY

Accounts payable                         $   350,000                $   507,000
Accrued interest                                  -                     266,000
Accrued property taxes                       121,000                    151,000
Other liabilities                          1,334,000                  1,396,000
Management fees payable to
  affiliate                                1,578,000                    964,000
Due to affiliates                          1,491,000                  1,131,000
Note payable                              34,000,000                 34,000,000
                                         -----------                -----------

Total liabilities                         38,874,000                 38,415,000

Joint venturer's interest                 (1,238,000)                  (689,000)

Partners' deficiency
 MRI BPF, Ltd. II                           (618,000)                  (338,000)
 MRI BPF, Ltd. III                          (618,000)                  (339,000)
                                         -----------                -----------
                                          (1,236,000)                  (677,000)
                                         -----------                -----------
TOTAL LIABILITIES AND PARTNERS'
   DEFICIENCY                            $36,400,000                $37,049,000
                                         ===========                ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                             1995                   1994                      1993
                                          -----------            -----------                -------
Revenues:
  Rooms                                    $12,958,000            $12,037,000             $10,065,000
  Food and beverage                          6,955,000              6,602,000               6,687,000
  Other                                        810,000                741,000                 588,000
  Interest                                      28,000                 22,000                  17,000
                                           -----------            -----------             -----------
    Total revenues                          20,751,000             19,402,000              17,357,000

Expenses (including $2,475,000,
  $2,374,000 and $2,001,000 paid or
  payable to an affiliate of the
  joint venture partner in 1995,
  1994, and 1993):

  Rooms                                      3,397,000              3,158,000               2,705,000
  Food and beverage                          5,504,000              5,268,000               5,428,000
  Other operating                            7,659,000              7,445,000               6,882,000
  Depreciation and amortization              1,863,000              1,709,000               1,644,000
  Interest                                   3,436,000              3,187,000               3,248,000
  General and administrative                                               -                   17,000
                                           -----------            -----------              -----------
    Total expenses                          21,859,000             20,767,000              19,924,000
                                           -----------            -----------             -----------
LOSS BEFORE JOINT VENTURER'S INTEREST
 IN OPERATIONS                              (1,108,000)            (1,365,000)             (2,567,000)

JOINT VENTURER'S INTEREST IN
  OPERATIONS                                   549,000                681,000                 135,000
                                           -----------            -----------             -----------
NET LOSS                                   $  (559,000)           $  (684,000)            $(2,432,000)
                                           ===========            ===========             ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                           MRI Business                MRI Business

                                                         Properties Fund,            Properties Fund,
                                                              Ltd II                     Ltd III                Total

Balance, October 1, 1992                                  $     916,000                $  1,223,000          $  2,139,000

Net loss                                                     (1,062,000)                 (1,370,000)           (2,432,000)
                                                          -------------               -------------          ------------
Balance, September 30, 1993                                    (146,000)                   (147,000)             (293,000)

Capital contributions                                           150,000                     150,000               300,000

Net loss                                                       (342,000)                   (342,000)             (684,000)
                                                          -------------                ------------          ------------
Balance, September 30, 1994                                    (338,000)                   (339,000)             (677,000)

Net loss                                                       (280,000)                   (279,000)             (559,000)
                                                          -------------                ------------          ------------
Balance, September 30, 1995                               $    (618,000)              $    (618,000)          $(1,236,000)
                                                          =============               =============           ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED SEPTEMBER 30,


                                                                            1995              1994               1993
                                                                        -----------        -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (559,000)        $  (684,000)         $(2,432,000)
  Adjustments to reconcile net loss
  to net cash provided (used) by operating
  activities:
    Depreciation and amortization                                      1,863,000           1,709,000            1,704,000
    Provision for doubtful receivables                                     1,000                  -                 2,000
    Joint Venturer's interest in operations                             (549,000)           (681,000)            (135,000)
    Net changes in:
      Accounts receivable                                                (23,000)                 -              (118,000)
      Inventory                                                          (22,000)             18,000               11,000
      Prepaid expenses and other                                          (4,000)             (1,000)              27,000
      Accounts payable, accrued expenses
        and other liabilities                                             99,000             551,000               60,000
                                                                     -----------         -----------          -----------
  Net cash provided (used) by
    operating activities                                                 806,000             912,000             (881,000)
                                                                     -----------         -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 (446,000)         (1,438,000)          (2,372,000)
  (Deposit to) release from restricted
    cash, net                                                           (394,000)            175,000              489,000
                                                                     -----------         -----------          -----------
  Net cash used by investing activities                                 (840,000)         (1,263,000)          (1,883,000)
                                                                     -----------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from Joint Venturer                                                -              300,000                   -
  Capital contributions                                                       -              300,000                   -
  Increase in due to affiliates                                          360,000              10,000            1,121,000
  Joint venture partner contributions                                         -                   -             1,700,000
                                                                    -----------         -----------           -----------
  Net cash provided by financing
    activities                                                           360,000             610,000            2,821,000
                                                                     -----------         -----------          -----------
  NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                     326,000             259,000               57,000

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                  $   561,000         $   302,000          $   245,000
                                                                     -----------         -----------          -----------
  END OF YEAR                                                        $   887,000         $   561,000          $   302,000
                                                                     ===========         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $ 3,702,000         $ 3,188,000          $ 3,188,000

                                                                     ===========         ===========          ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF THE BUSINESS

     MRI Business Properties Combined Fund No. 1 ("Partnership") is a general partnership organized February 18, 1986 under the laws of the State of California to obtain a 50 percent interest in a Joint Venture which acquired the Ravinia Hotel. The general partners of the Partnership are MRI Business Properties Fund, Ltd. II ("MRI BPF, Ltd. II") and MRI Business Properties Fund, Ltd. III ("MRI BPF, Ltd. III") which are California limited partnerships affiliated through their managing general partners.

     The Partnership is a 50 percent owner in a Joint Venture with Holiday Inn Ravinia, Inc., a wholly-owned subsidiary of Holiday Inn Worldwide, Inc. This Joint Venture owns a 495-room hotel operated as the Holiday Inn Crowne Plaza Ravinia in Atlanta, Georgia (Note 9). Losses of the Joint Venture are allocated to its owners pursuant to the venture agreement based on ownership.

CONSOLIDATION

     The consolidated financial statements include the Partnership and a Joint Venture in which the Partnership has a 50 percent interest. The Joint Venture's fiscal year ends on the Thursday prior to September 30 of each year. The year ended September 29, 1994 contained 53 weeks. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents".

INVENTORIES

     Inventories consist of food, beverage, and miscellaneous supplies. Inventories are recorded under the first-in,

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

first-out method and are generally stated at the lower of cost or market.


ORGANIZATION COSTS

     Organization costs are deferred and amortized over five years using the straight-line method.

PROPERTY AND IMPROVEMENTS AND DEPRECIATION

     Property and improvements are stated at cost. A provision for impairment of value was recorded for the property since the property's value had declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. In the absence of the above circumstances, property and improvements are stated at cost. Acquisition fees are capitalized as a cost of property and improvements.

     Depreciation is computed by the straight-line method over estimated useful lives of 27-40 years for building and improvements and 5-6 years for furnishings.

INCOME TAXES

     MRI Business Properties Combined Fund No. 1 is not subject to income taxes because it is a Partnership. Instead, each partner is taxed on its share of the Partnership's taxable income, whether or not distributed, and is entitled to deduct on its own income tax return its share of the Partnership net losses to the extent of its tax basis in the Partnership.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the 1993 financial statements to conform with the 1995 and 1994 financial statement presentation. Such reclassifications have had no effect on net loss as previously reported.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 2 - RESTRICTED CASH

     Restricted cash represents monies maintained in an account in accordance with the management agreement on the Holiday Inn Crowne Plaza Ravinia in order to meet future capital requirements. Pursuant to the management agreement, monthly funding is required by the property in the amount of 5 percent of monthly Adjusted Gross Revenues.


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables due the hotel from guests, corporations, associations and governments.

NOTE 4 - PROPERTY AND IMPROVEMENTS

     Hotel property and improvements are summarized as follows:

                                            1995                  1994
                                            ----                  ----
         Land                            $ 9,108,000           $ 9,108,000
         Building and improvements        45,356,000            45,179,000
         Furnishings                       8,684,000             8,611,000
                                         -----------           -----------
                                          63,148,000            62,898,000

         Accumulated depreciation        (17,952,000)          (16,335,000)
         Allowance for impairment
           of value (see Note 5)         (11,962,000)          (11,962,000)
                                         -----------           -----------
         Net property and improvements   $33,234,000           $34,601,000
                                         ============          ===========

     Differences exist between financial statement and federal income tax bases as a result of accelerated depreciation methods. The depreciable property basis used for tax purposes as of September 30, 1995 and 1994 is $38,298,000 and $37,617,000 along with accumulated depreciation of

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 4 - PROPERTY AND IMPROVEMENTS (CONTINUED)

$9,910,000 and $7,546,000, respectively. Depreciation expense for tax purposes as of September 30, 1995, 1994, and 1993 amounts to $3,638,000,

$3,617,000, and $3,317,000, respectively.

NOTE 5 - PROVISION FOR IMPAIRMENT OF VALUE

     The impairment of value (Note 4) resulted in the reduction of the book basis of the hotel in the amounts of $4,311,000 and $7,651,000 in 1992 and 1991, respectively. For these years, the Joint Venture determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the hotel was other than temporary and that recovery of its carrying value was not likely.

NOTE 6 - DUE TO AFFILIATES

     Of the $1,491,000 due to affiliates, $370,000 is due to an affiliate of the Partnership while the remainder represents an advance from Holiday Inn Worldwide, Inc. issued in 1993. These advances are unsecured and non-interest bearing.

NOTE 7 - NOTE PAYABLE

     Property and improvements are pledged as collateral for the note payable of $34,000,000 which bears interest at 12.29% per annum. The note requires monthly payments of interest only with a balloon payment in January 1, 1996 of all outstanding principal and unpaid interest. The note is to be satisfied upon the sale of the collateralized property (Note 9).

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Holiday Inn Worldwide, Inc. to provide for the management and operation of the Joint Venture property. Fees paid or payable pursuant to the agreement is based on percentages of gross revenues or gross operating profits from operations of the property. The percentages used for these fees, per the related agreement, are 4% of Adjusted Gross Revenues and 10% of Gross Operating Profit, as defined in the contract.

                                 1995              1994                 1993
                              -----------       -----------           --------
         Adjusted Gross
          Revenues            $20,508,000       $19,375,000         $17,258,000
         Basic Management
          Fee                     820,000           775,000             690,000

         Gross Operating
          Profit              $ 5,322,000       $ 4,705,000         $ 3,242,000
         Incentive
          Management Fee          532,000           471,000             324,000

     Pursuant to the management agreement, incentive management fees are accrued at year-end, if unpaid. Accrued management fees amounted to $1,578,000 and $964,000 for the fiscal years ended 1995 and 1994, respectively.

     In addition, Holiday Inn Worldwide, Inc. provides certain services to the Partnership. Under the agreement, these services are to be provided at cost. The services provided and the related expenses to the Partnership were, exclusive of management fees, for the years ended September 30:

                                       1995              1994          1993
                                    ----------        ----------    ---------
         Administrative services    $  159,000       $  149,000      $139,000
         Advertising services          371,000          360,000       274,000
         Reservation services          130,000          121,000       100,000
         Insurance (Property,
          Liability, and
          Workmen's Compensation)      463,000          498,000       474,000
                                    ----------       ----------      --------
                                    $1,123,000       $1,128,000      $987,000
                                    ==========       ==========      ========

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

     In addition, Holiday Inn Worldwide, Inc. provides payroll and asset acquisition services for the Partnership which are included in the basic management fee. The expense incurred with Holiday Inn Worldwide, Inc. for these services for 1995 and 1994 were $390,000 and $492,000, respectively.

NOTE 9 - SUBSEQUENT EVENT

     On December 1, 1995 the Partnership sold all of its assets and the purchaser assumed all operating liabilities in accordance with an agreement entered into on July 7, 1995, except for $353,000 of cash, $22,000 of other assets, and $373,000 of other liabilities. Proceeds from the sale were used to satisfy the outstanding principal and interest on the mortgage and the remainder is to be distributed to the partners.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995

                                 SCHEDULE III

COLUMN                COLUMN            COLUMN          COLUMN                   COLUMN                 COLUMN       COLUMN   COLUMN
  A                      B                C                D                        E                      F           G         H

                                                    Cost Capitalized
                                     Initial Cost      Subsequent        Gross Amount at Which
                                    to Partnership   to Acquisition    Carried at Close of Period(1)
                                    --------------  ----------------   -----------------------------
                                                                                                      Provision
                                                                                                     for Impair-
                                                                                                       ment and      Year     Date
                                         Buildings                              Buildings            Accumulated    of Con-    of
                                         and Im-    Improve-  Carrying          and Im-              Depreciation   struc-    acqui-
Description         Encumbrances   Land  provements  ments     Costs     Land   provements  Total(2)     (3)(4)      tion    sition
-----------         ------------   ----  ---------- -------    --------- ----   ----------  -------- ------------   ------    ------
                                                      (Amounts in thousands)
JOINT VENTURE:
 Holiday Inn Crowne
  Plaza (5) Atlanta,
  Georgia              $34,000    $9,108 $47,125    $6,915       -     $9,108    $54,040     $63,148   $29,914       1986    3/13/86
                        ======    ====== =======    ======      ===    ======    =======     =======   =======


NOTES:

(1)      The aggregate cost for Federal income tax purposes is $63,426,000.

(2)      Balance, October 1, 1992                                   $69,840,000
         Improvements capitalized subsequent to acquisition           2,372,000
                                                                     ----------
         Balance, September 30, 1993                                 72,212,000
         Improvements capitalized subsequent to acquisition           1,437,000
         Write off of fully depreciated assets                      (10,751,000)
                                                                     ----------
         Balance, September 30, 1994                                $62,898,000
         Improvements capitalized subsequent to acquisition             446,000
         Write off of fully depreciated assets                         (196,000)
                                                                     ----------
         Balance, September 30, 1995                                $63,148,000
                                                                     ==========

(3)      Balance, October 1, 1992                                   $35,840,000
         Additions charged to expense                                 1,594,000
                                                                     ----------

         Balance, September 30, 1993                                 37,434,000
         Additions charged to expense                                 1,614,000
         Write off of fully depreciated assets                      (10,751,000)
                                                                     ----------

         Balance, September 30, 1994                                 28,297,000
         Additions charged to expense                                 1,813,000
         Write off of fully depreciated assets                         (196,000)
                                                                     ----------

         Balance, September 30, 1995                                $29,914,000
                                                                     ==========

(4)      Depreciation is computed on lives ranging from five to forty years.

(5)      Formerly Hyatt Regency Ravinia Hotel.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP. Deloitte's Independent Auditors' Report on Registrant's financial statements for fiscal years ended September 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During fiscal years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      Effective April 22, 1994, Registrant engaged Imowitz Koenig & Co., LLP as its Independent Auditors. During the last two fiscal years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Neither Registrant, Montgomery Realty Company-84 ("MRC"), the general partner of Registrant, nor FRI, the general partner of MRC, has any officers or directors. NPI Equity Investments II, Inc. ("NPI Equity II"), the Managing General Partner of FRI, manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). NPI Equity II and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 1, 1995, the names, ages and positions held by executive officers and directors of NPI Equity II are as follows:

                                                       Has served as a Director
                                                       and/or Officer of NPI
Name and Age                      Positions Held       Equity II since
------------                      --------------       -------------------------
Michael L. Ashner (43)         President and Director      12/93

Martin Lifton (63)             Chairman and Director       12/93

Arthur N. Queler (49)          Secretary/Treasurer         12/93
                               and Director

Steven Lifton (34)             Vice President and          12/93
                               Director                    (Director 10/94)

W. Edward Scheetz (30)         Director                    10/94

Ricardo Koenigsberger (29)     Director                    10/94

Lee Neibart (45)               Director                    10/94

      Michael L. Ashner has been President and Chairman and Director of NPI and a Director of NPI Property Management Corporation ("NPI Management") since their formation in 1984. As the President and a Director of NPI, Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. ("NPI Equity") and NPI Equity II, each a wholly owned subsidiary of NPI. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

      Martin Lifton is the Chairman of NPI and a Director of NPI Equity, NPI Equity II and NPI Management. In addition, Mr. Lifton is Chairman and President of The Lifton Company, a real estate investment firm. Since entering the real estate business over 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase of apartment complexes and other properties in the New York City metropolitan area and in the southeastern United States. Mr. Lifton's firm currently owns several apartment buildings in New York City and Mr. Lifton is a partner in four industrial warehouse buildings in California and an office building in Baltimore. In partnership with NPI, Mr. Lifton has purchased interests in five apartment complexes since 1988. Mr. Lifton was also one of the founders of The Bank of Great Neck located in Great Neck, New York, of which he currently is Chairman. Mr. Lifton received his B.S. degree from the New York University.

     Arthur N. Queler is a co-founder of NPI of which he has been Executive Vice President, Treasurer, Secretary and Director since 1984. Mr. Queler is also the Vice President, Secretary, Treasurer and Director of NPI Management, NPI Equity and NPI Equity II. In addition, since 1983, Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Mr. Queler is a certified public accountant. He received his B.A. and M.B.A. degrees from the City College of New York.

      Steven Lifton is a Vice President of NPI having been appointed to this position in January 1991 and has been a director since 1992. In addition, he is a Senior Vice President of The Lifton Company. with The Lifton Company he has had extensive involvement in the budgeting, refinancing, rehabilitation and overall operation of several thousand apartment units. Mr. Lifton has also supervised the operation of other companies affiliated with The Lifton Company which are engaged in the business of real estate brokerage, second mortgage financing, land development and other real estate related activities. Mr. Lifton received his B.B.A. degree from The George Washington University Business School. He is a Director of The Bank of Great Neck.

     W. Edward Scheetz has been a Director of NPI and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo
Real Estate Investment Fund, L.P., a private investment fund. Mr.
Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.
Mr. Scheetz received his A.B. in Economics, Magna Cum Laude, from Princeton University.

     Ricardo Koenigsberger has been a Director of NPI and NPI Equity since

October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. For more than one year prior thereto, Mr. Koenigsberger was an associate with Drexel Burnham Lambert Incorporated. Mr. Koenigsberger received his B.S. degree from The University of Pennsylvania-Wharton School.

     Lee Neibart has been a Director of NPI and NPI Equity since October 1994. Mr. Neibart has also been an associate of Apollo since December 1993. From
1986 to 1993, Mr. Neibart also served as Executive Vice President of the Robert Martin Company, a private real estate development and management firm based in Westchester County, New York, and from 1982 to 1985, Mr. Neibart served as President of the New York Chapter of the National Association of Industrial Office Parks, a professional real estate organization. Mr. Neibart holds a B.A. from the University of Wisconsin and an M.B.A. from New York University.

      There are no family relationships between any of the directors or the executive officers of NPI Equity II, except that Martin Lifton is the father of Steven Lifton. Each director and officer of NPI Equity II will hold office until the next annual meeting of stockholders and directors of NPI Equity II and until his successor is elected and qualified.

     Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI.

      Registrant believes, based on written representations received by it, that for the fiscal year ended September 30, 1995, all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's Securities, Registrant's general partners and officers and directors of such general partners, were complied with.

Item 11.   Executive Compensation.

      The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions")

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement.

      The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrant's limited partnership units, by each of NPI Equity II's directors and by
all directors and executive officers of NPI Equity II as a group as of December 1, 1995.

Name and address of                 Amount and nature of
Beneficial Owner                    Beneficial Owner          % of Class
----------------                    ----------------          ----------
DeForest Ventures I L.P.(1)            26,615 (2)               29.24
Michael Ashner (3)                         15 (4)                  *
Martin Lifton (3)                          15 (4)                  *
Arthur Queler (1)                           5 (4)                  *
Steven Lifton (3)                             (4)                  *
Ricardo Koenigsberger (5)                   -                      -
Lee Neibart (5)                             -                      -
W. Edward Scheetz (5)                       -                      -
All directors and executive
officers as a group (eight persons)         50(4)                  *
----------------
* less than 1%

(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.

(2) Based upon information supplied to Registrant by DeForest Ventures I L.P. on December 1, 1995.

(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.

(4) Represents such persons proportionate interest in units held by QAL Associates II and QALA Associates III, each a general partnership in which, among others, Messrs. Ashner, Martin Lifton, Queler and Steven Lifton are partners.

(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

      There are no arrangements known to Registrant, the operation of which may, at a subsequent date, result in a change in control of Registrant, other than as follows:

      (a) In connection with the admission of NPI Equity II as the managing partner of FRI, PRA reserved the right to remove NPI Equity II from its position as managing partner of FRI if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, PRA may, but is not required to, assume the position of managing partner of FRI.


      (b) In connection with the loan made by PaineWebber Real Estate Securities, Inc., formerly known as Kidder Peabody Mortgage Capital Corporation ("PaineWebber"), to DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P., ("DeForest II") in connection with the consummation of the tender offers made for units in Registrant and 18 affiliated limited partnerships, NPI pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if DeForest I or DeForest II were unable to satisfy its obligations under the loan and PaineWebber were to foreclose on its collateral, PaineWebber would become the sole shareholder of NPI Equity II.

      (c) See Item 1, "Business - Material Events\Change in Control" for information relating to the sale by the stockholders of NPI of all of the issued and outstanding shares of stock of NPI to an affiliate of Insignia.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership Agreement provides that MRC will be reimbursed for actual expenses incurred in providing services required by Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the MRC and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for Registrant. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management of Registrant as of December 23, 1993 and for day to day management of Registrant's affairs, including portfolio management, accounting, and investor relations services as of April 1, 1994. Related party expenses for the years ended September 30, 1995, 1994 and 1993 were as follows:

                                            1995          1994          1993
                                         ----------    ----------    -------

    Reimbursement of expenses:
      Partnership accounting and
        investor services                $102,000      $ 76,000      $ 39,000
      Professional services                     -        11,000         7,000
                                         --------      --------      --------

    Total                                $102,000      $ 87,000      $ 46,000
                                         ========      ========      ========

       In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions from operations as follows: (1) a

Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution (as defined in the Partnership Agreement) which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders.

       The general partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution provided, however, that 20% of realized gains from the sale or other disposition of properties is allocated to the general partners until such time as the general partners do not have deficit capital accounts. Upon termination of the Partnership the general partners may be required to contribute up to approximately $1,250,000 to the Partnership in accordance with the partnership agreement.

       On July 26, 1995 the general partner received a distribution of $660,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Marriott Riverwalk Hotel property. There were no cash distributions to the general partner for the years ended September 30, 1994 and 1993.

       In October 1995 the general partner received a distribution of $57,000, representing the general partners two percent in cash available for distribution which was primarily received from the proceeds received on the sale of the Partnership's Somerset Marriott Hotel property.

       Apart from the reimbursements paid to the general partner and affiliates as set forth above, the Partnership has an agreement with an affiliate of a joint venture partner, an otherwise non-affiliated third party, which provides for the management and operation of the joint venture property. Management fees paid to the affiliate of such joint venture partner for the years ended September 30, 1995, 1994 and 1993 were $897,000, $805,000 and $762,000, respectively. In addition, $1,451,000, $1,219,000 and $2,208,000 were paid to an affiliate of the joint venture partner for franchise services and reimbursed expenses during the year ended September 30, 1995, 1994 and 1993, respectively.

      See Item 1. "Business-Employees/Management" for information relating to the acquisition by NPI Equity II of management and control of Registrant.

                                    PART IV


Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)(2)   Financial Statements and Financial Statement Schedules:

            See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)     Exhibits:

              2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 17, 1995.

            3,4. Partnership Agreement incorporated by reference to Registrant's Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

             16. Letter dated April 27, 1994 from Registrant's Former Independent Auditors incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)         Reports on Form 8-K:

              No reports on Form 8-K were filed by Registrant during the last quarter of Registrant's fiscal year except a report dated August 17, 1995 relating to the sale of all of the issued and outstanding shares of stock of National Property Investors, Inc. (Item 1, Change in Control).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 1995.

                                     MRI BUSINESS PROPERTIES FUND, LTD. II

                                     By: Montgomery Realty Company-84,
                                         its Managing General Partner

                                     By:  Fox Realty Investors,
                                          its Managing General Partner

                                          By: NPI Equity Investments II, Inc.,
                                              its Managing Partner

                                              By: /s/ Michael L. Ashner
                                                  Michael L. Ashner
                                                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers of NPI Equity Investments II, Inc., on the dates indicated below.

Signature/Name                 Title                         Date

/s/Michael L. Ashner
Michael L. Ashner              President and Director
                               (Principal Executive
                                Officer)                     December 27, 1995

/s/Martin Lifton
Martin Lifton                  Chairman and Director         December 27, 1995

/s/Arthur N. Queler
Arthur N. Queler               Secretary/ Treasurer and
                               Director (Principal
                               Financial Officer)            December 27, 1995

/s/Steven J. Lifton
Steven J. Lifton               Vice President and Director   December 27, 1995

                                 Exhibit Index


Exhibit                                                                 Page


2.    NPI, Inc. Stock Purchase Agreement dated as of                      (a)
      August 17, 1995

3,4.  Partnership Agreement                                               (b)

16.   Letter dated April 27, 1994 from Registrant's                       (c)
      Former Independent Auditors

-----------------------

(a) Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 17, 1995.

(b) Incorporated by referenced to Registrant's Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.