Form 10-Q
period 1995-12-31
MRI BUSINESS PROPERTIES FUND LTD II
filed 1996-02-15
CIK 745289

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________to __________

                         Commission file number 0-14177
                                               ---------

                     MRI Business Properties Fund, Ltd. II
                     -------------------------------------
             (Exact name of Registrant as specified in its charter)

              California                                 94-2935565
            -------------------------------------------------------------
       (State or other jurisdiction of  (I.R.S. Employer Identification No.)
        incorporation or organization)

 One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602
 -----------------------------------------------------------------------------
   (Address of principal executive office)                     (Zip Code)

        Registrant's telephone number, including area code 864 239-1000

            5665 Northside Drive N.W. Ste. 370, Atlanta, GA 30328
            -----------------------------------------------------
   Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                    .
     ------------------
                                    1 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        --------------------

Consolidated Balance Sheets
                                                  December 31,     September 30,
                                                      1995             1995

Assets

Cash and cash equivalents                         $ 21,172,000     $  4,813,000
Accounts receivable and other assets                 1,816,000        2,712,000
Due from affiliate                                     115,000          170,000

Real Estate:
  Real estate                                             --         92,497,000
  Accumulated depreciation                                --        (37,814,000)
  Allowance for impairment of value                       --        (10,948,000)
                                                  ------------     ------------

  Real estate, net                                        --         43,735,000
                                                  ------------     ------------

  Total assets                                     $23,103,000      $51,430,000
                                                   ===========      ===========

Liabilities and Partners' Equity

Accounts payable and other liabilities             $    60,000      $ 2,407,000
Due to an affiliate of the joint venture partner          --             55,000
Due to unconsolidated joint venture                       --            618,000
Notes payable                                             --         36,610,000
                                                  ------------     ------------

 Total liabilities                                      60,000       39,690,000
                                                  ------------     ------------

Minority interest in joint venture                        --          2,937,000
                                                  ------------     ------------

Partners' Equity:
 General partners' equity                              428,000            2,000
 Limited partners' equity (91,083 assignee units
  outstanding at December 31, 1995 and
  September 30, 1995)                               22,615,000        8,801,000
                                                   -----------     ------------


   Total partners' equity                           23,043,000        8,803,000
                                                  ------------     ------------

   Total liabilities and partners' equity          $23,103,000      $51,430,000
                                                   ===========      ===========

                See notes to consolidated financial statements.

                                    2 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------


Consolidated Statements of Operations

                                                   For the Three Months Ended
                                                   December 31,    December 31,
                                                      1995             1994

Revenues:

   Room revenue                                   $2,383,000         $8,661,000
   Food and beverage revenue                       1,761,000          4,907,000
   Other operating revenues                          312,000            790,000
   Interest                                           25,000            177,000
   Gain on sale of properties                     14,445,000               --
   Gain on sale of unconsolidated joint
     venture property                              2,694,000               --
   Equity in unconsolidated joint venture's
     operations                                      370,000               --
                                                 -----------        -----------
      Total revenues                              21,990,000         14,535,000
                                                 -----------        -----------
Expenses:

   Room expenses                                     579,000          2,044,000
   Food and beverage expenses                      1,256,000          3,780,000
   Other operating expenses                        2,208,000          5,467,000
   Interest                                          361,000          2,019,000
   Depreciation                                      334,000          1,202,000
   Equity in unconsolidated joint venture's
     operations                                         --               84,000
   General and administrative                        112,000            122,000
                                                 -----------        -----------
 Total expenses                                    4,850,000         14,718,000
                                                 -----------        -----------
Income (loss) before minority interest in
  joint venture's operations                      17,140,000           (183,000)

Minority interest in joint venture's operations      (41,000)          (101,000)
                                                 -----------        -----------

Net income (loss)                                $17,099,000        $  (284,000)
                                                 ===========        ===========
Net income (loss) per limited partnership
  assignee unit                                  $    182.43        $     (3.06)
                                                 ===========        ===========
Distributions per limited partnership
  assignee unit                                  $     30.76        $       -
                                                 ===========        ===========


                See notes to consolidated financial statements.

                                    3 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------


Consolidated Statement of Partners' Equity
For the Three Months Ended December 31, 1995




                                     General          Limited         Total
                                    Partners'        Partners'      Partners'
                                     Equity           Equity          Equity

Balance - October 1, 1995          $      2,000    $  8,801,000    $  8,803,000

 Net income                             483,000      16,616,000      17,099,000

 Distributions                          (57,000)     (2,802,000)     (2,859,000)
                                   ------------    ------------    ------------
Balance - December 31, 1995        $    428,000    $ 22,615,000    $ 23,043,000
                                   ============    ============    ============













                See notes to consolidated financial statements.

                                    4 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------

Consolidated Statements of Cash Flows
                                                     For the Three Months Ended
                                                      December 31,  December 31,
Operating Activities:                                     1995           1994

Net income (loss)                                      $17,099,000  $  (284,000)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                           384,000    1,331,000
   Mortgage costs                                              -       (211,000)
   Minority interest in joint venture's operations         (41,000)     101,000
   Equity in unconsolidated joint venture's
     operations                                           (370,000)      84,000
   Gain on sale of properties                          (14,445,000)         -
   Gain on sale of unconsolidated  joint venture
     property                                           (2,694,000)         -
Changes in operating assets and liabilities:
   Accounts receivable and other assets                    293,000      866,000
   Due from affiliate                                       55,000          -
   Accounts payable, other liabilities and due to an
     affiliate of the joint venture partner             (2,419,000)  (1,082,000)
                                                       -----------   ----------
Net cash (used in) provided by operating activities     (2,138,000)     805,000
                                                       -----------   ----------
Investing Activities:

Additions to real estate                                  (772,000)  (2,653,000)
Net proceeds from sales of properties                   55,588,000          -
Distributions to partners                               (2,859,000)         -
Restricted cash                                                -      1,162,000
Unconsolidated joint venture distributions               2,445,000          -
                                                       -----------   ----------
Net cash provided by (used in) investing activities     54,402,000   (1,491,000)
                                                       -----------   ----------
Financing Activities:

Satisfaction of mortgages payable                      (35,864,000) (19,874,000)
Proceeds from mortgage refinancing                             -     19,400,000
Notes payable principal payments                           (41,000)    (212,000)
                                                       -----------   ----------
Net cash (used in) financing activities                (35,905,000)    (686,000)
                                                       -----------   ----------
Increase (Decrease) in Cash and Cash Equivalents        16,359,000   (1,372,000)
Cash and Cash Equivalents at Beginning of Period         4,813,000    9,346,000
                                                       -----------   ----------
Cash and Cash Equivalents at End of Period            $ 21,172,000  $ 7,974,000
                                                       ===========   ==========
Supplemental Disclosure of Cash Flow Information:

 Interest paid in cash during the period              $    490,000  $ 1,906,000
                                                       ===========   ==========
Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
 Other assets assumed by purchaser                    $    566,000  $
                                                       ===========   ==========
 Capitalized leases assumed by purchaser              $    655,000  $
                                                       ===========   ==========

                See notes to consolidated financial statements.

                                    5 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1995.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the sale of properties, as described in Note 4.

    The results of operations for the three months ended December 31, 1995 and 1994 are not indicative of the results to be expected for the years ended September 30, 1996 and 1995, respectively. As discussed in Note 4, the Partnership's remaining property was sold on October 5, 1995 and remaining joint venture interests were sold on December 1, 1995. The Partnership is expected to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

    On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group ("Insignia"). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management and asset management services continue to be performed by unaffiliated third parties. The limited partnership units owned by Deforest Ventures I, L.P., representing approximately 29% of total limited partnership units, were not acquired by Insignia.

2.  Transactions with Related Parties

    Affiliates of the Managing General Partner received reimbursements of administrative expenses amounting to $24,000 and $28,000 during the three months ended December 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    An affiliate of the Managing General Partner was paid a fee of $49,000 relating to a successful real estate tax appeal on the Partnership's Somerset Marriott Hotel during the three months ended December 31, 1995. The tax appeal fee is included in operating expenses.

3.  Distributions

    The Partnership distributed $2,802,000 to limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995.


    On January 23, 1996 the Partnership distributed $20,585,000 to limited partners ($226.00 per limited partnership assignee unit) and $420,000 to the general partners. The distributions were from sales proceeds and working capital reserves.

                                    6 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.  Sale of Properties

    On October 5, 1995, the Partnership's Somerset Marriott Hotel was sold to an unaffiliated third party for $24,950,000. After satisfaction of notes payable of approximately $21,830,000 (including accrued interest), a prepayment premium of $500,000 and closing costs, the Partnership received approximately $2,200,000. The sale resulted in a gain of $1,351,000. The Partnership had previously recorded a $10,948,000 provision for impairment of value in 1992 and 1993.

    On December 1, 1995 the joint venture (in which the Partnership had a controlling interest) sold the Radisson South Hotel to an unaffiliated third party for $31,840,000, which terminated the joint venture. After satisfaction of mortgage notes of approximately $14,452,000 (including accrued interest) and closing costs, the joint venture received approximately $17,000,000. In accordance with the joint venture agreement, the Partnership is entitled to all the net proceeds. In addition, the Partnership received approximately $990,000 of cash from operations, as well as, approximately $1,300,000 in outstanding receivables. The sale resulted in a gain of approximately $13,094,000, which includes $2,978,000 of gain from termination of the joint venture.

    On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses the joint venture received approximately $8,900,000. In accordance with the July 7, 1995 agreement, the Combined Fund received $5,000,000. The Partnership's share of net proceeds, after expenses, was $2,445,000. The Partnership has recognized a gain on sale of $2,694,000. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

                                    7 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.  Investment in Unconsolidated Joint Venture

     The following are the condensed balance sheets as of December 31, 1995 and September 30, 1995 and condensed statements of operations for the three months ended December 31, 1995 and 1994 of the unconsolidated joint venture:

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                  -------------------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                     December 31,  September 30,
                                                        1995           1995

Assets

Cash and cash equivalents                          $    252,000    $    887,000
Restricted cash                                            --           958,000
Accounts receivable and other assets                       --         1,321,000

Real Estate:
      Real estate                                          --        63,148,000
      Accumulated depreciation                             --       (17,952,000)
      Allowance for impairment of value                    --       (11,962,000)
                                                    -----------     -----------
     Real estate, net                                      --        33,234,000
                                                    -----------     -----------
      Total assets                                 $    252,000    $ 36,400,000
                                                    ===========     ===========
Liabilities and Partners' Deficiency

Accounts payable and other liabilities             $      7,000    $  1,805,000
Due to affiliates                                       245,000       3,069,000
Note payable                                               --        34,000,000
                                                    -----------     -----------
   Total liabilities                                    252,000      38,874,000
                                                    -----------     -----------
Minority interest in joint venture                         --        (1,238,000)
                                                    -----------     -----------
Partners' Deficiency:
 MRI BPF, LTD. II                                          --          (618,000)
 MRI BPF, LTD. III                                         --          (618,000)
                                                    -----------     -----------
 Total partners' deficiency                                --        (1,236,000)
                                                    -----------     -----------
 Total liabilities and partners' deficiency        $    252,000    $ 36,400,000
                                                    ===========     ===========




                                    8 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.  Investment in Unconsolidated Joint Venture (Continued)


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                  -------------------------------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                    December 31,   September 30,
                                                          1995           1995


Revenues                                            $  4,014,000   $  4,871,000

Gain on sale of hotel                                  9,755,000           --
                                                     -----------    -----------
Total revenues                                        13,769,000      4,871,000

Expenses                                               2,535,000      5,205,000
                                                     -----------    -----------
Income (loss) before minority interest in joint
  venture operations                                  11,234,000       (334,000)

Minority interest in joint venture
  operations                                          (5,107,000)       167,000
                                                     -----------    -----------
Net income (loss)                                   $  6,127,000   $   (167,000)
                                                     ===========    ============
Allocation of net income (loss)
  MRI BPF, LTD. II                                  $  3,064,000   $    (84,000)
  MRI BPF, LTD. III                                    3,063,000        (83,000)
                                                     -----------    ------------
  Net income (loss)                                 $  6,127,000   $   (167,000)
                                                     ===========    ============


                                    9 of 14

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations.
        ----------------------------------------------


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

As described in Item 1, "Notes to Financial Statements, Note 4", Registrant sold its remaining properties during the first quarter of fiscal year 1996. The aggregate sales prices for its properties was $100,790,000. After satisfaction of existing mortgages, closing costs and amounts distributed to Registrant's joint venture partners, net proceeds received by Registrant were approximately $22,000,000. In addition, Registrant received approximately $990,000 of cash from operations in December 1995 and $946,000 in outstanding receivables in January 1996, relating to the Radisson South Hotel. Registrant recorded a gain of $1,351,000 on the sale of the Somerset Marriott Hotel, a gain of $13,094,000 on the sale of the Radisson South Hotel and a gain of $2,694,000 on the sale of its unconsolidated joint venture property, the Holiday Inn Crowne Plaza.

Registrant distributed $2,802,000 to limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995. Registrant distributed $20,585,000 to limited partners ($226.00 per limited partnership assignee unit) and $420,000 to the general partners on January 23, 1996. The distributions were from sales proceeds and working capital reserves. Since these were Registrant's last remaining properties, Registrant expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

The level of liquidity based upon cash and cash equivalents experienced a $16,359,000 increase at December 31, 1995, as compared to December 31, 1994. Registrant's $54,402,000 of net cash provided by investing activities was partially offset by $2,138,000 of net cash used in operating activities and $35,905,000 of net cash used in financing activities. Investing activities consisted of $55,588,000 of proceeds from sales of Registrant's Somerset Marriott and Radisson South hotel properties and $2,445,000 of net proceeds from the sale of Registrant's unconsolidated joint venture property, the Holiday Inn
- Crowne Plaza, $2,859,000 of distributions to partners and $772,000 of property improvements. Financing activities consisted of $35,864,000 paid in satisfaction of the mortgages encumbering Registrant's Somerset Marriott and Radisson South hotels and $41,000 in notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

                                    10 of 14

MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations.
        ---------------------------------------------

Liquidity and Capital Resources (Continued)
------------------------------------------


An affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Other than cash and cash equivalents, the line of credit was Registrant's only unused source of liquidity.

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity II. The Managing General Partner does not believe these events will have a significant effect on Registrant's liquidity or results of operation.

Registrant's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners. Upon termination of Registrant, the general partners will be required to contribute approximately $1,727,000 to Registrant in accordance with the partnership agreement.

Three Months Ended December 31, 1995 vs. December 31, 1994

Operating results improved by $17,323,000, prior to minority interest in joint venture's operations, for the three months ended December 31, 1995, as compared to 1994, due to an increase in revenues of $7,455,000 and a decrease in expenses of $9,868,000. Operating results improved due to $17,139,000 of gains on sales of Registrant's Somerset Marriott Hotel, Radisson South Hotel and unconsolidated joint venture property (the Holiday Inn Crowne Plaza).

                                    11 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations.
        ----------------------------------------------
Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                     MRI BUSINESS PROPERTIES FUND, LTD. II

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                                        Average                         Average
                                                                  Occupancy Rate (%)              Daily Room Rate ($)
                                                              ---------------------------     -----------------------
                                                                     Three months                     Three months
                                          Date       Date                Ended                            Ended

                                           of         of             December 31,                     December 31,
Name and Location                Rooms  Purchase     Sale        1995            1994             1995         1994
-----------------                -----  --------     ----        ----            ----             ----         ----

Radisson South Hotel
Bloomington, Minnesota (1)        575    11/84       12/95          -             67               -           75.76

Marriott Riverwalk Hotel
San Antonio, Texas                500    11/84       06/95          -             72               -          114.80

Somerset Marriott Hotel
Somerset County, New Jersey       434    09/85       10/95          -             67               -           86.28

Holiday Inn Crowne Plaza
Atlanta, Georgia (2)              492    03/86       12/95          -             71               -           89.20


(1) The property was owned by a joint venture in which Registrant had a controlling interest.

(2)Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. III, owned the hotel through a joint venture which had a 50 percent interest in this property.

                                    12 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

         On October 12, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale of Registrant's Somerset Marriott Hotel.

         On December 8, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale of Registrant's joint venture interests in the Radisson South Hotel and the Holiday Inn Crowne Plaza. No other reports on Form 8-K were required to be filed during the period.

                                    13 of 14

     MRI BUSINESS PROPERTIES FUND, LTD. II - FORM 10-Q - DECEMBER 31, 1995
     ---------------------------------------------------------------------
                                   SIGNATURE
                                   ---------


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

                                    MRI BUSINESS PROPERTIES FUND, LTD. II

                                    By:     MONTGOMERY REALTY COMPANY 84,
                                            A California General Partnership,
                                            its managing general partner

                                    By:     FOX REALTY INVESTORS,
                                            A California General Partnership,
                                            its managing general partner

                                    By:     NPI Equity Investments II, Inc.,
                                            A Florida Corporation,
                                            its managing partner

                                            /S/ William H. Jarrard, Jr.
                                            ---------------------------------
                                                William H. Jarrard Jr.
                                                President and Director

                                            /S/ Ronald Uretta
                                            ---------------------------------
                                                Ronald Uretta
                                                Principal Financial Officer
                                                And Principal Accounting Officer

                                    14 of 14