Form 10-Q
period 1996-03-31
MRI BUSINESS PROPERTIES FUND LTD II
filed 1996-05-15
CIK 745289

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-14177



                      MRI BUSINESS PROPERTIES FUND, LTD. II
             (Exact name of registrant as specified in its charter)



          California                                            94-2935565
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
    Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                    MRI BUSINESS PROPERTIES FUND, LTD. II

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                        (in thousands, except unit data)

                                 March 31, 1996
                                   (Unaudited)


 Assets
           Cash and cash equivalents                   $    1,330
           Accounts receivable                                560
      Total assets                                          1,890

 Liabilities
   Accrued expenses                                            35
   Estimated costs during the
      period of liquidation                                    18
                                                               53
 Net assets in liquidation                             $    1,837


                 See Notes to Consolidated Financial Statements

a)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                           CONSOLIDATED BALANCE SHEET




                                                                  September 30,
                                                                       1995

 ASSETS

 Cash and cash equivalents                                          $  4,813
 Accounts receivable and other assets                                  2,712
 Due from affiliate                                                      170

 Real Estate:
   Real estate                                                        92,497
   Accumulated depreciation                                          (37,814)
   Allowance for impairment of value                                 (10,948)

 Real estate, net                                                     43,735

      Total assets                                                  $ 51,430

 LIABILITIES AND PARTNERS' EQUITY

 Accounts payable and other liabilities                             $  2,407
 Due to an affiliate of the joint venture
   partner                                                                55
 Due to unconsolidated joint venture                                     618
 Notes payable                                                        36,610

 Minority interest in joint venture                                    2,937

 Commitments and Contingencies

 Partners' Equity:
   General partners'                                                       2
   Limited partners' (91,083 assignee units
      outstanding at September 30, 1995)                               8,801

      Total partners' equity                                           8,803

      Total liabilities and partners' equity                        $ 51,430


                 See Notes to Consolidated Financial Statements

b)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                            Three Months Ended        Six Months Ended
                                                March 31,                 March 31,
                                             1996        1995         1996        1995
 Revenues:
    Room revenue                           $  (157)    $ 8,245      $ 2,226      $16,906
    Food and beverage revenue                   --       4,476        1,761        9,383
    Other operating revenues                    --         683          312        1,473
    Interest                                   111          46          136          223
    Gain on sale of properties                  --          --       14,445           --
    Gain on sale of unconsolidated
       joint venture property                   --          --        2,694           --
    Equity in unconsolidated joint
       venture's operations                     --          --          370           --

          Total revenues                       (46)     13,450       21,944       27,985

 Expenses:
    Room expenses                               --       1,979          579        4,023
    Food and beverage expenses                  --       3,398        1,256        7,178
    Other operating expenses                    --       5,157        2,208       10,624
    Interest                                    --       1,446          361        3,465
    Depreciation and amortization               --       1,595          334        2,797
    Equity in unconsolidated joint
       venture's operations                     --          23           --          107
    General and administrative                 142         117          254          239

          Total expenses                       142      13,715        4,992       28,433

 Income (loss) before minority interest
    in joint venture's operations and
    adjustment to liquidation basis           (188)       (265)      16,952         (448)

 Minority interest in joint venture's
    operations                                  --          20          (41)         (81)

 Adjustment to liquidation basis               (18)         --          (18)          --

 Net income (loss)                         $  (206)    $  (245)     $16,893      $  (529)

 Net income (loss) allocated to
    general partners                       $    (4)    $    (5)     $   479      $   (11)

 Net income (loss) allocated to
    limited partners                          (202)       (240)      16,414         (518)

                                           $  (206)    $  (245)     $16,893      $  (529)

 Net income (loss) per limited
    partnership unit                       $ (2.22)    $ (2.64)     $180.21      $ (5.68)

 Distribution per limited partnership
    unit                                   $225.94     $    --      $256.70      $    --

                 See Notes to Consolidated Financial Statements

c)                    MRI BUSINESS PROPERTIES FUND, LTD.II

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'       Total
                                   Units         Equity         Equity        Equity
Partners' equity at
    September 30, 1995             91,083       $     2       $  8,801       $  8,803

Net income for the six months
    ended March 31, 1996               --           479         16,414         16,893

Distributions paid                     --          (477)       (23,382)       (23,859)

Partners' equity at
    March 31, 1996                 91,083       $     4      $   1,833       $  1,837

                 See Notes to Consolidated Financial Statements


d)                    MRI BUSINESS PROPERTIES FUND, LTD.II

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Six Months Ended
                                                                    March 31,
                                                               1996           1995
 Cash flows from operating activities:
 Net income (loss)                                           $ 16,893       $   (529)
 Adjustments to liquidation basis                                  18             --
 Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
     Depreciation and amortization                                384          3,014
     Minority interest in joint venture's operations               41             81
     Equity in unconsolidated joint venture's operations         (370)           107
     Gain on sale of properties                               (14,445)            --
     Gain on sale of unconsolidated joint venture
       property                                                (2,694)            --
 Change in accounts:
     Accounts receivable and other assets                       1,664              2
     Due from affiliate                                            55             --
     Accounts payable, other liabilities and due to an
       affiliate of the joint venture partner                  (2,526)          (568)

 Net cash (used in) provided by operating activities             (980)         2,107

 Cash flows from investing activities:
     Property improvements and replacements                      (772)        (6,126)
     Net proceeds from sale of properties                      55,588             --
     Unconsolidated joint venture distributions                 2,445             --
     Restricted cash decrease                                      --          1,229

 Cash provided by (used in) investing activities               57,261         (4,897)

 Cash flows from financing activities:
     Mortgage principal repayments                                (41)          (399)
     Satisfaction of mortgages payable                        (35,864)       (19,874)
     Proceeds from mortgage financing                              --         19,400
     Financing costs paid                                          --           (211)
     Distributions paid                                       (23,859)            --

 Cash used in financing activities                            (59,764)        (1,084)

 Net decrease in cash and cash equivalents                     (3,483)        (3,874)

 Cash and cash equivalents at beginning of period               4,813          9,346

 Cash and cash equivalents at end of period                  $  1,330       $  5,472

 Supplemental information:
    Interest paid                                            $    490       $  3,094
    Other assets assumed by purchaser                        $    566       $     --

    Capitalized leases assumed by purchaser                  $    655       $     --

                 See Notes to Consolidated Financial Statements


e)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1995.

The balance sheet at September 30, 1995 was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

During the first quarter of fiscal 1996, the Partnership sold its remaining properties. As a result, the Partnership changed its basis of accounting as of March 31, 1996, to a liquidation basis. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based on the estimates as of the date of the financial statements.

Note B - Transactions with Affiliated Parties

MRI Business Properties Fund, Ltd. II (the "Partnership") has no employees and is dependent on its general partners and affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc.("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:



                                                          For the Six Months Ended
                                                                   March 31,
                                                            1996            1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)              $ 39,000         $ 54,000


Note B - Transactions with Affiliated Parties (continued)

An affiliate of the Managing General Partner was paid a fee of $49,000 relating to a successful real estate tax appeal on the Partnership's Somerset Marriott Hotel during the six months ended March 31, 1996.

The managing general partner of the Partnership is Montgomery Realty Company-84 ("Montgomery"), a general partnership, and the associate general partner is MRI Associates, Ltd. II ("MRI"), a limited partnership. Fox Realty Investors ("FRI") is the managing general partner of Montgomery and a general partner of MRI.

On December 6, 1993, NPI Equity Investments II, Inc. ("Managing General Partner" or "NPI Equity") became the managing general partner of FRI. As a result, the Managing General Partner became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and its affiliates. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships. The Managing General Partner is a wholly-owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of March 31, 1996, and September 30, 1995, and condensed statements of operations for the six months ended March 31, 1996 and 1995, of the unconsolidated joint venture:


                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            CONDENSED BALANCE SHEETS

                                                      March 31,     September 30,
                                                        1996            1995
                                                    (Unaudited)       (Note)
 Assets

 Cash and cash equivalents                            $    245       $    887
 Restricted cash                                            --            958
 Accounts receivable and other assets                       --          1,321

 Real Estate:
    Real estate                                             --         63,148
    Accumulated depreciation                                --        (17,952)
    Allowance for impairment of value                       --        (11,962)

 Real estate, net                                           --         33,234

    Total assets                                      $    245       $ 36,400

 Liabilities and Partners' Deficiency

 Accounts payable and other liabilities               $     --       $  1,805
 Due to affiliates                                         245          3,069
 Note payable                                               --         34,000

    Total liabilities                                      245         38,874

 Minority interest in joint venture                         --         (1,238)

 Partners' Deficiency:
    MRI BPF, Ltd. II                                        --           (618)
    MRI BPF, Ltd. III                                       --           (618)

    Total partners' deficiency                              --         (1,236)

    Total liabilities and partners' deficiency       $     245       $ 36,400


Note: The balance sheet at September 30, 1995 was derived from audited financial statements at such date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note C - Investment in Unconsolidated Joint Venture (continued)

                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    For the Six Months Ended
                                                    March 31,      March 31,
                                                      1996            1995

 Revenues                                           $  4,015       $ 10,122

 Gain on sale of hotel                                 9,755             --

 Total revenues                                       13,770         10,122

 Expenses                                              2,536         10,551

 Income (loss) before minority interest in
    joint venture operations                          11,234           (429)

 Minority interest in joint venture
    operations                                        (5,107)           215

 Net income (loss)                                  $  6,127       $   (214)

 Allocation of net income (loss):
    MRI BPF, Ltd. II                                $  3,064       $   (107)
    MRI BPF, Ltd. III                                  3,063           (107)

    Net income (loss)                               $  6,127       $   (214)

                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      1996            1995


 Revenues                                           $      1       $  5,251

 Expenses                                                  1          5,346

 Loss before minority interest in joint
    venture's operations                                  --            (95)

 Minority interest in joint venture's
    operations                                            --             48

 Net loss                                           $     --       $    (47)

 Allocation of net loss:
    MRI BPF, Ltd. II                                $     --       $    (23)
    MRI BPF, Ltd. III                                     --            (24)

    Net loss                                        $     --       $    (47)

Note D - Sale of Investment Properties

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

On December 1, 1995, the joint venture (in which the Partnership had a controlling interest) sold the Radisson South Hotel to an unaffiliated third party for $31,840,000, which terminated the joint venture. After satisfaction of mortgage notes of approximately $14,452,000 (including accrued interest) and closing costs, the joint venture received approximately $17,000,000. In accordance with the joint venture agreement, the Partnership is entitled to all the net proceeds of the sale. In addition, the Partnership received approximately $990,000 of cash from operations, as well as, approximately $1,300,000 in outstanding receivables of which approximately $340,000 was outstanding at March 31, 1996. The sale resulted in a gain of approximately $13,094,000, which included $2,978,000 of gain from termination of the joint venture.

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

Note E - Distributions

The Partnership distributed $2,802,000 to limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995.

On January 23, 1996, the Partnership distributed $20,580,000 to limited partners ($225.94 per limited partnership assignee unit) and $420,000 to the general partners. The distributions were from sales proceeds and working capital reserves.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995, improved by $17,400,000, prior to minority interest in joint venture's operations, due to the sale of the partnership's Somerset Marriott Hotel, Radisson South Hotel and unconsolidated joint venture property (the Holiday Inn Crowne Plaza) as discussed in further detail below.

As described in Item 1, "Notes to Financial Statements, Note D", the Partnership sold its remaining properties during the first quarter of fiscal year 1996. The aggregate sales prices for its properties was $100,790,000. After satisfaction of existing mortgages, closing costs and amounts distributed to the Partnership's joint venture partners, net proceeds received by the Partnership were approximately $22,000,000. In addition, the Partnership received approximately $990,000 of cash from operations in December 1995 and $946,000 in outstanding receivables in January 1996, relating to the Radisson South Hotel. The Partnership recorded a gain of $1,351,000 on the sale of the Somerset Marriott Hotel, a gain of $13,094,000 on the sale of the Radisson South Hotel and a gain of $2,694,000 on the sale of its unconsolidated joint venture property, the Holiday Inn Crowne Plaza.

The Partnership distributed $2,802,000 to limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995. The Partnership distributed $20,580,000 to limited partners ($225.94 per limited partnership assignee unit) and $420,000 to the general partners on January 23, 1996. The distributions were from sales proceeds and working capital reserves. Since these were the Partnership's last remaining properties, the Partnership expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

Cash and cash equivalents decreased by $3,483,000 at March 31, 1996, as compared to September 30, 1995. The Partnership's $57,261,000 of net cash provided by investing activities was offset by $980,000 of net cash used in operating activities and $59,764,000 of net cash used in financing activities. Investing activities consisted of $55,588,000 of proceeds from sales of the Partnership's Somerset Marriott and Radisson South hotel properties and $2,445,000 of net proceeds from the sale of the Partnership's unconsolidated joint venture property, the Holiday Inn - Crowne Plaza and $772,000 of property improvements. Financing activities consisted of $35,864,000 paid in satisfaction of the mortgages encumbering the Partnership's Somerset Marriott and Radisson South hotels, $23,859,000 of distributions to partners and $41,000 in notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership, due to its fiscal year end of September 30, may be obligated under Section 444 of the Internal Revenue Code to deposit funds with the IRS effectively advancing the estimated tax liability of its partners. This deposit is due May 15 and the current years required deposit is in excess of the Partnership's available funds. The general partner is currently exploring its alternatives in this matter. No liability for this deposit has been recorded in the accompanying financial statements.

The Partnership's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners. Upon termination of the Partnership, the general partners will be required to contribute approximately $1,727,000 to the Partnership in accordance with the partnership agreement.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.


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





                                       MRI BUSINESS PROPERTIES FUND, LTD. II


                                       By:   MONTGOMERY REALTY COMPANY 84,
                                             A California General Partnership,
                                             its managing general partner

                                       By:   FOX REALTY INVESTORS,
                                             A California General Partnership,
                                             its managing general partner

                                       By:   NPI EQUITY INVESTMENTS II, INC.,
                                             A Florida Corporation,
                                             its managing partner


                                             /s/ William H. Jarrard, Jr.
                                             William H. Jarrard, Jr.
                                             President and Director


                                             /s/ Ronald Uretta
                                             Ronald Uretta
                                             Treasurer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)


                                       Date: May 15, 1996