Form 10-Q
period 1996-06-30
MRI BUSINESS PROPERTIES FUND LTD II
filed 1996-08-09
CIK 745289

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


                  For the quarterly period ended June 30, 1996

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-14177



                      MRI BUSINESS PROPERTIES FUND, LTD. II
        (Exact name of small business issuer as specified in its charter)



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

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996



 Assets
   Cash and cash equivalents                           $    1,742
   Other assets                                             1,384
   Accounts receivable                                        260
      Total assets                                          3,386

 Liabilities
   Accrued expenses                                         1,538
   Estimated costs during the
      period of liquidation                                    13
                                                            1,551
 Net assets in liquidation                             $    1,835


                 See Notes to Consolidated Financial Statements

a)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               September 30, 1995



 ASSETS

 Cash and cash equivalents                                          $  4,813
 Accounts receivable and other assets                                  2,712
 Due from affiliate                                                      170

 Real Estate:
   Real estate                                                        92,497
   Accumulated depreciation                                          (37,814)
   Allowance for impairment of value                                 (10,948)

 Real estate, net                                                     43,735

      Total assets                                                  $ 51,430

 LIABILITIES AND PARTNERS' EQUITY

 Accounts payable and other liabilities                             $  2,407
 Due to an affiliate of the joint venture
   partner                                                                55
 Due to unconsolidated joint venture                                     618
 Notes payable                                                        36,610

 Minority interest in joint venture                                    2,937

 Commitments and Contingencies

 Partners' Equity:
   General partners                                                        2
   Limited partners (91,083 assignee units
      outstanding at September 30, 1995)                               8,801

      Total partners' equity                                           8,803

      Total liabilities and partners' equity                        $ 51,430

                 See Notes to Consolidated Financial Statements


b)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996



 Net assets in liquidation
   at March 31, 1996                                             $   1,837


 Changes in net assets in liquidation
   attributed to:

   Increase in cash                                                    412

   Decrease in accounts receivable                                    (300)

   Increase in other assets                                          1,384

   Increase in accrued expenses                                     (1,503)

   Decrease in estimated costs during the
      period of liquidation                                              5

 Net assets in liquidation at
   June 30, 1996                                                 $   1,835

                  See Accompanying Note to Financial Statements



b)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                          Three Months Ended   Nine Months Ended
                                               June 30,             June 30,
                                                 1995                 1995
 Revenues:
    Room revenue                               $  10,092            $  26,998
    Food and beverage revenue                      4,852               14,235
    Other operating revenues                         834                2,307
    Interest                                         125                  348
    Gain on sale of properties                    18,497               18,497
    Equity in unconsolidated joint
       venture's operations                           14                   --
          Total revenues                          34,414               62,385

 Expenses:
    Room expenses                                  2,058                6,081
    Food and beverage expenses                     3,597               10,775
    Other operating expenses                       5,843               16,467
    Interest                                       1,396                4,861
    Depreciation and amortization                  1,363                4,160
    Equity in unconsolidated joint
       venture's operations                           --                   93
    General and administrative                       117                  356
          Total expenses                          14,374               42,793

 Income before minority interest
    in joint venture's operations and
    adjustment to liquidation basis               20,040               19,592

 Minority interest in joint venture's
    operations                                       (56)                (137)

 Net income                                    $  19,984            $  19,455

 Net income allocated to
    general partners                           $   3,547            $   3,536

 Net income allocated to
    limited partners                              16,437               15,919

                                               $  19,984            $  19,455

 Net income per limited
    partnership unit                           $  180.46            $  174.77


                 See Notes to Consolidated Financial Statements


c)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                   June 30,
                                                                     1995
 Cash flows from operating activities:
 Net income                                                        $ 19,455
 Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                    4,464
     Minority interest in joint venture's operations                    137
     Equity in unconsolidated joint venture's operations                 93
     Gain on sale of properties                                     (18,497)
 Change in accounts:
     Accounts receivable and other assets                            (1,014)
     Accounts payable, other liabilities and due to an
       affiliate of the joint venture partner                          (434)
 Net cash provided by operating activities                            4,204

 Cash flows from investing activities:
     Property improvements and replacements                          (7,034)
     Net proceeds from sale of properties                            30,000
     Unconsolidated joint venture distributions                        (170)
     Restricted cash decrease                                         1,465

 Cash provided by investing activities                               24,261

 Cash flows from financing activities:
     Mortgage principal payments                                       (601)
     Satisfaction of mortgages payable                              (19,874)
     Proceeds from mortgage financing                                19,400
     Financing costs paid                                              (211)
 Cash used in financing activities                                   (1,286)

 Net increase in cash and cash equivalents                           27,179

 Cash and cash equivalents at beginning of period                     9,346

 Cash and cash equivalents at end of period                        $ 36,525

 Supplemental information:
    Interest paid                                                  $  4,399

                 See Notes to Consolidated Financial Statements

d)                    MRI BUSINESS PROPERTIES FUND, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1995.

   The balance sheet at September 30, 1995, was derived from audited financial statements at such date.

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

   The statement of consolidated net assets in liquidation as of June 30, 1996, includes approximately $13,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 1996. These costs include anticipated legal fees, administrative expenses, and mailing costs. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

   The following transactions with affiliates of Insignia Financial Group, Inc.("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                         For the Nine Months Ended
                                                                  June 30,
                                                            1996            1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)                 $46,000       $ 78,000



   An affiliate of the Managing General Partner was paid a fee of $49,000 relating to a successful real estate tax appeal on the Partnership's Somerset Marriott Hotel during the nine months ended June 30, 1996.

   The general partner of the Partnership is Montgomery Realty Company-84 ("Montgomery"), a general partnership, and the associate general partner is MRI Associates, Ltd. II ("MRI"), a limited partnership. Fox Realty Investors ("FRI") is the managing general partner of Montgomery and a general partner of MRI.

   On December 6, 1993, NPI Equity became the managing general partner of FRI. As a result, the Managing General Partner became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and its affiliates. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships. The Managing General Partner is a wholly-owned subsidiary of NPI.

   On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia, a Delawere corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Investment in Unconsolidated Joint Venture

   The following are the condensed balance sheets as of June 30, 1996, and September 30, 1995, and condensed statements of operations for each of the nine months ended June 30, 1996 and 1995, of the unconsolidated joint venture:


                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     June 30,    September 30,
                                                      1996            1995
                                                    (Unaudited)

 Assets

 Cash and cash equivalents                            $    231       $    887
 Restricted cash                                            --            958
 Accounts receivable and other assets                       --          1,321

 Real Estate:
    Real estate                                             --         63,148
    Accumulated depreciation                                --        (17,952)
    Allowance for impairment of value                       --        (11,962)

 Real estate, net                                           --         33,234

    Total assets                                      $    231       $ 36,400

 Liabilities and Partners' Deficiency

 Accounts payable and other liabilities               $     --       $  1,805
 Due to affiliates                                         231          3,069
 Note payable                                               --         34,000

    Total liabilities                                      231         38,874

 Minority interest in joint venture                         --         (1,238)

 Partners' Deficiency:
    MRI BPF, Ltd. II                                        --           (618)
    MRI BPF, Ltd. III                                       --           (618)

    Total partners' deficiency                              --         (1,236)

    Total liabilities and partners' deficiency       $     231       $ 36,400

Note: The balance sheet at September 30, 1995, was derived from audited financial statements at such date.


                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                   For the Nine Months Ended
                                                    June 30,       June 30,
                                                      1996            1995

 Revenues                                           $  4,017       $ 15,730

 Gain on sale of hotel                                 9,755             --

 Total revenues                                       13,772         15,730

 Expenses                                              2,553         16,102

 Income (loss) before minority interest in
    venture operations                                11,219           (372)

 Minority interest in joint venture
    operations                                        (5,107)           186

 Net income (loss)                                  $  6,112       $   (186)

 Allocation of net income (loss):
    MRI BPF, Ltd. II                                $  3,056       $    (93)
    MRI BPF, Ltd. III                                  3,056            (93)

    Net income (loss)                               $  6,112       $   (186)

                                                   For the Three Months Ended
                                                    June 30,       June 30,
                                                      1996            1995

 Revenues                                           $      2       $  5,608

 Expenses                                                 17          5,551

 (Loss) income before minority interest in
    joint venture's operations                           (15)            57

 Minority interest in joint venture
    operations                                            --            (29)

 Net (loss) income                                  $    (15)      $     28

 Allocation of net (loss) income:
    MRI BPF, Ltd. II                                $     (8)      $     14
    MRI BPF, Ltd. III                                     (7)            14

    Net (loss) income                               $    (15)      $     28

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

   On December 1, 1995, the joint venture (in which the Partnership had a controlling interest) sold the Radisson South Hotel to an unaffiliated third party for $31,840,000, which terminated the joint venture. After satisfaction of mortgage notes of approximately $14,452,000 (including accrued interest) and closing costs, the joint venture received approximately $17,000,000. In accordance with the joint venture agreement, the Partnership was entitled to all of the net proceeds of the sale. In addition, the Partnership received approximately $990,000 of cash from operations, as well as approximately $1,300,000 in outstanding receivables, of which approximately $48,000 was outstanding at June 30, 1996. The sale resulted in a gain of approximately $13,094,000, which included $2,978,000 of gain from termination of the joint venture.

   On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses, the joint venture received approximately $8,900,000. In accordance with the July 7, 1995, agreement, the Combined Fund received $5,000,000. The Partnership's share of net proceeds, after expenses, was $2,445,000. The Partnership has recognized a gain on sale of $2,694,000. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

Note E - Distributions

   The Partnership distributed $2,802,000 to the limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995.

   On January 23, 1996, the Partnership distributed $20,580,000 to the limited partners ($225.94 per limited partnership assignee unit) and $420,000 to the general partners. The distributions were from sales proceeds and working capital reserves.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   As of March 31, 1996, the Partnership adopted the liquidation basis of accounting. As described in "Item 1, Notes to Financial Statements, Note D", the Partnership sold its remaining properties during the first quarter of fiscal year 1996. The aggregate sales price for its properties was $100,790,000.
After satisfaction of existing mortgages, closing costs and amounts distributed to the Partnership's joint venture partners, net proceeds received by the Partnership were approximately $22,000,000. In addition, the Partnership received approximately $990,000 of cash from operations in December 1995 and collected $1,245,000 in outstanding receivables in January and May 1996, relating to the Radisson South Hotel. The Partnership recorded a gain of $1,351,000 on the sale of the Somerset Marriott Hotel, a gain of $13,094,000 on the sale of the Radisson South Hotel and a gain of $2,694,000 on the sale of its unconsolidated joint venture property, the Holiday Inn Crowne Plaza.

   The Partnership distributed $2,802,000 to the limited partners ($30.76 per limited partnership assignee unit) and $57,000 to the general partners on October 25, 1995. The Partnership distributed $20,580,000 to the limited partners ($225.94 per limited partnership assignee unit) and $420,000 to the general partners on January 23, 1996. The distributions were from sales proceeds and working capital reserves. Since these were the Partnership's last remaining properties, the Partnership expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

   For the three months ended June 30, 1996, the Partnership recorded a net decrease in net assets in liquidation of approximately $2,000. The Partnership recorded an increase in other assets related to the requirement under Section 444 of the Internal Revenue Code to deposit funds with the Internal Revenue Service due to its fiscal year end of September 30. This deposit of $1,350,000 with the Internal Revenue Service will be refunded upon termination of the Partnership. The Partnership also recognized an increase in accrued expenses during the three months ended June 30, 1996, related to state withholding taxes due to Minnesota of approximately $1,505,000.

   The Partnership's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to the limited partners. Upon termination of the Partnership, the general partners may be required to contribute approximately $1,727,000 to the Partnership in accordance with the partnership agreement.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.



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


                                       Date: August 8, 1996